Form 10QSB
period 2000-09-30
L L BROWN INTERNATIONAL INC
filed 2001-01-11
CIK 1103719

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2000

Commission file no.: 000-31935

                         L.L. Brown International, Inc.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

               Nevada                                       65-0729440
-------------------------------                       -------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                              Identification No.)

19435 68th Avenue South, Suite S-105
Kent, Washington                                           98032
--------------------------------------                  ---------------
(Address of principal executive offices)                   (Zip Code)

Issuer's telephone number (425) 251-8086

Securities registered under Section 12(b) of the Exchange Act:

                                                     Name of each exchange on
      Title of each class                            which registered

                None                                        None
-----------------------------                        -------------------------

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.001 par value
                       -----------------------------------
                                (Title of class)

Copies of Communications Sent to:

                                         Mintmire & Associates
                                         265 Sunrise Avenue, Suite 204
                                         Palm Beach, FL 33480
                                         Tel: (561) 832-5696
                                         Fax: (561) 659-5371

           Indicate by Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes    X          No
                           ---              ----

           As of September 30, 2000, there are 10,601,803 shares of voting stock of the registrant issued and outstanding.

                                     PART I

Item 1. Financial Statements


INDEX TO FINANCIAL STATEMENTS

                         L.L. Brown International, Inc.


           INDEX                                                           Page

Consolidated Financial Statements Balance sheets............................F-1
Statements of operations....................................................F-2
Statements of stockholders' equity (deficit)................................F-3
Statements of cash flows....................................................F-4
Notes to financial statements...............................................F-5

                         L.L. Brown International, Inc.
                           Consolidated Balance Sheets
                           September 30, 2000 and 1999

ASSETS
                                                                    2000          1999
Current Assets
          Accounts receivable                                            18,274        98,841
          Inventory                                                      81,923        21,125
          Deposits                                                        7,854         7,854
                                                                 -------------- -------------

                             Total current assets                       108,051       127,820
                                                                 -------------- -------------

Property and Equipment, net                                              58,511        30,807
                                                                 -------------- -------------

          Other Assets
                             Due from Stockholders                       10,624         7,982
                                                                 -------------- -------------

TOTAL ASSETS                                                     $      177,185 $     166,609
                                                                 ============== =============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
          Bank Overdrafts                                        $        7,890 $      25,488
          Accounts Payable                                              155,246       168,651
          Notes Payable                                                  22,602        24,926
          Accrued payroll and business taxes                             51,833        37,526
          Current maturities of long-term debt                           38,787        32,500
                                                                 -------------- -------------

                             Total current liabilities                  276,358       289,090
                                                                 -------------- -------------

Long term Debt, less current maturities                                  77,230        81,851
                                                                 -------------- -------------

Stockholders' Equity (Deficit)
Preferred stock, $.001 per value, 1,000,000
          shares authorized, no shares issued
Common stock, $.001 per value, 20,000,000 shares authorized,
          10,578,643 shares issued and outstanding in 2000,
            10,444,803 shares issued and outstanding in 1999             10,580        10,445
          Additional paid-in capital                                    188,210       179,595
          Accumulated deficit                                          (375,193)     (394,372)
                                                                 -------------- -------------

                             Total Stockholders' Equity (Deficit)      (176,403)     (204,332)
                                                                 -------------- -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)              $     177,185  $     166,609
                                                                 ============== =============



                 See accompanying notes and accountant's report
                                       F-1

                         L.L. Brown International, Inc.
                      Consolidated Statements of Operations
              For the Nine Months Ended September 30, 2000 and 1999

                                                                          2000            1999

Revenues                                                              $      625,663    $    647,405

Cost of Sales                                                                325,970    $    320,319
                                                                      --------------    ------------

Gross Profit                                                                 299,693         327,086

General & Administrative                                              $      300,851    $    248,846
                                                                      --------------    ------------

                  Income(Loss) on Operations                                  (1,158)         78,240

           Interest expenses                                                  21,240          20,473
                                                                      --------------    ------------

                  Net Income (Loss) before Income Taxes                      (22,398)         57,767

                  Income Taxes                                                     -               -

                  Net Income (Loss)                                   $      (22,398)   $     57,767
                                                                      ==============    ============


Net Income(Loss) per share - basic and diluted:                       $       (0.002)   $      0.006

Weighted Average Basic shares Outstanding                                   10556414        10376553



                 See accompanying notes and accountant's report

                         L.L. Brown International, Inc.
            Consolidated Statements of Stockholders' Equity(Deficit)
              For the Nine Months Ended September 30, 2000 and 1999



                                                 Common Stock       Additional
                                                 -------------       paid- in   Accumulated
                                             Shares      Amount       capital    Deficit        Total
                                             ------      ------       -------    -------        -----

Beginning Balance
  December 31, 1998                         10183968    $ 10,184    $   150,249 $  (452,139)   $   (291,706)

   Shares Purchased                            29500          30    $    29,346                      29,376

   Shares Issued as
     Compensation (value$0.001)               231335    $    231                                        231

   Net Income(Loss)                                                                  57,767          57,767

  Ending Balance September 30, 1999         10444803    $ 10,445    $   179,595 $  (394,372)   $   (204,332)
                                         ===========   =========  ============= ============  ==============


                                                 Common Stock       Additional
                                                 -------------       paid- in   Accumulated
                                             Shares      Amount       capital    Deficit        Total
                                             ------      ------       -------    -------        -----

Beginning Balance
  December 31, 1999                         10465303    $ 10,466    $   179,719 $  (352,795)   $   (162,610)

   Shares Purchased                             8500           9          8,491                       8,500

   Shares issued as
    Compensation(value $0.001)                104840         105                                        105

   Net Income(Loss)                                                                 (22,398)        (22,398)

Ending Balance
   September 30, 2000                       10578643    $ 10,580    $   188,210 $  (375,193)   $   (176,403)
                                         ===========   =========  ============= ============  ==============


                 See accompanying notes and accountant's report

                         L.L. Brown International, Inc.
                      Consolidated Statements of Cash Flows
              For the Nine Months Ended September 30, 2000 and 1999


Cash flows from operating activities                                  2000         1999
                                                                      ----         ----

Net Income (Loss)                                               $      (22,398) $     57,767
                                                                --------------- -------------

Adjustments to reconcile net loss used in operating activities
            Depreciation                                                11,850        15,364
            Stock issued in Lieu of Cash Compensation                      105           231
            Changes in operating assets and liabilities
            Accounts receivable                                         53,608       (72,068)
            Inventory                                                        -             -
            Deposits                                                         -             -
            Accounts payable                                           (19,526)      (38,990)
            Accrued liabilities                                         18,048        15,526
                                                                --------------- -------------

                      Total adjustments                                 64,085       (79,937)
                                                                --------------- -------------

            Net cash provided (used) in operating activities            41,687       (22,171)
                                                                --------------- -------------

Cash flows from financing activities
            Proceeds from issuance of long-term debt
            Proceeds from issuance of common stock                       8,500        29,376
            Bank Overdrafts                                             (9,941)       25,488
            Net borrowings(payments) on notes payable                   (2,418)       (1,436)
            Principal payments on long-term debt                           832       (28,903)
            Net advances to stockholders                                (3,264)        6,962
                                                                --------------- -------------

            Net cash provided by financing activities                   (6,291)       31,486
                                                                --------------- -------------

Cash Flows from Investing Activities
            Dispositions of Property & Equipment                         6,442
            Purchases Property & Equipment                             (42,774)      (10,288)
                                                                --------------- -------------
            Net cash provided(used) by Investing Activities            (36,332)      (10,288)

Net increase in cash                                                      (936)         (972)

Cash at Beginning of Year                                                  936           972
                                                                --------------- -------------

Cash at September 30                                            $           (0) $         (0)
                                                                =============== =============


Supplemental disclosures of cash flow information
Cash paid during the period for Interest                        $       21,240  $     20,473
                                                                =============== =============

                 See accompanying notes and accountant's report
                                       F-4

L.L. Brown International, Inc.
Notes to Consolidated Financial Statements
September 30, 2000 & 1999

Note 1 - Organization

L.L. Brown International, Inc. ("The Company") is a Nevada Corporation that conducts business from its headquarters in Kent, Washington. The Company was incorporated in February 1997 as Smart Industries, Inc., and changed its name to L.L. Brown International, Inc. in March 1998.

In March 1998, the Company acquired 100 percent of the issued and outstanding shares of the common stock of L.L. Brown & Associates, Inc., a Washington corporation, by issuing 8,900,000 shares of its stock.

The Company is an educational corporation that designs curriculum and programs which are intended to teach people how to make positive changes in their lives. The Company sells materials and delivers seminars to corporations, nonprofit organizations, universities, welfare agencies, school districts, and youth service agencies throughout the United States.


Note 2 - Summary of Significant Accounting Policies

Principles of consolidation

The consolidated financial statements include the accounts of L.L. Brown International, Inc. and its wholly owned subsidiary L.L. Brown & Associates, Inc. All significant intercompany balances and transactions have been eliminated.

Accounts Receivable

Accounts receivable consists primarily of trade receivables, bad debts are written off at the time they become uncollectiable.

Inventories

Inventories consist of printed and audio/visual materials developed by the Company and are stated at the lower cost or market based on the first-in, first-out method.

Federal income tax

The provisions for income taxes is recorded in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes". Under the liability method of SFAS 109, deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax bases of assets and liabilities and have been measured using the enacted marginal tax rates and laws that are currently in effect. The types of significant temporary differences include depreciation.

L.L. Brown International, Inc.
Notes to Consolidated Financial Statements
September 30, 2000 & 1999

Property and equipment

Property is stated at historical cost as detailed in Note 3. Major expenditures for property and those that substantially increase the useful lives of property are capitalized. Property is depreciated using the straight-line method over the estimated useful lives of the assets, ranging between five and seven years.

Leased property is stated at the lower of the present value of future minimum lease payments or fair value of the property. Leased property is depreciated on a straight-line basis over the shorter of the lease term or the estimated useful lives ranging between five and seven years. Amortization of assets held under capital leases is included in depreciation expense.

Management's Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue at the time of shipment of product to its customers or completion of services provided.

Stock-based Compensation

The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations and to elect the disclosure option of SFAS No. 123, "Accounting for Stock-Based Compensation". Accordingly, compensation cost for stock options issued to employees is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

Note 3 - Property and Equipment
The following is a summary of property and equipment, at cost:

                                                         2000              1999
                                                    =============     =============
Office Equipment                                    $     84,058      $     71,793
Furniture & Fixtures                                      45,122            45,122
Vehicles                                                  42,775            29,740
Leasehold improvements                                     6,227             6,227
                                                    -------------     -------------
Less:  Accumulated depreciation & amortization      $    178,182      $    156,412
                                                        (119,672)         (125,605)
                                                    -------------     -------------
                                                    $     58,510      $     30,807
                                                    =============     =============

L.L. Brown International, Inc.
Notes to Consolidated Financial Statements
September 30, 2000 & 1999

Note 4 - Notes Payable

Notes payable to banks consisted of the following:                                2000           1999
                                                                                ---------      ---------
The Company is obligated under a demand note payable to
a bank on which interest accrues at 9.75%.  The note is secured by
substantially all trade receivables, inventory and equipment.                   $  9,525       $ 10,000

A line of credit under which the Company may borrow up to
$15,000, is payable to a bank in interest only installments at 14.5%.           $ 13,077       $ 14,926

                                                                                $ 22,602       $ 24,926
                                                                                ========       ========

Note 5 - Long-term Debt

Long-term debt consists of the following:                                         2000           1999
                                                                                ---------      ---------
Note payable to a bank in monthly installments of $548 including interests at9.75%, due December 2001, secured by automobile,
Vehicle was traded in on August 8, 2000, debt was liquidated                    $              $  13,381

Lease payable to Renton Lincoln in monthly installments of $543,
With balloon payment of $18,226.60 at the end of 36 months,
secured By automobile                                                           $   37,775

Note payable to a bank in monthly installments of $3,207                        $   78,243     $ 100,970
including interest at 9.75%, due October 2002, secured by
substantially all trade receivables, inventory and equipment
                                                                                $  116,018     $ 114,351
                                                                                ----------     ---------
Less current maturities                                                         $   38,788     $  32,500

Long-term debt, less current maturities                                         $   77,230     $  81,851
                                                                                ==========     =========


Minimum future payments under long-term debt agreements for each of the next five years and in the aggregate are as follows:


Year ended September 30,
                           2001     $  38,788
                           2002        42,080
                           2003        16,923
                           2004        18,226
                                      116,018
                                    =========

L.L. Brown International, Inc.
Notes to Consolidated Financial Statements
September 30, 2000 & 1999

Note 6 - Advertising

Advertising costs are charged to operations when incurred, which amounted to $9,628 for 2000 and $2,009 for 1999.

Note 7 - Federal Income Taxes

At September 30, 2000 and 1999, the Company had net operating loss carryforwards of approximately $350,000 and $450,000 respectively, expiring in year 2013. The amount recorded as deferred tax assets as of September 30, 2000 and 1999 was approximately $ 130,000 and $150,000 respectively, which represents the amount of tax benefits arising from the loss of carryforwards. Due to the uncertainty regarding the Company's ability to generate taxable income in the future to realize the benefit from its deferred tax assets, the Company has established a valuation allowance of $130,000 and $150,000 against this deferred tax asset.

Note 8 - Commitments

The Company leases its administrative offices and certain equipment under operating leases expiring in 2004. The Company is obligated for minimum non-cancelable rental payments under the lease through its term as follows:

Year ended June30,
                      2001   $     73,422
                      2002         72,082
                      2003         73,750
                      2004         39,800
                             $    259,054
                             ============

Note 9 - Acquisitions

Effective March 14, 1998 the Company issued 8,900,000 shares of its common stock for all the outstanding shares of L.L. Brown & Associates, Inc., a Washington company. L.L. Brown & Associates is an educational corporation that designs curriculum and programs which are intended to teach people how to make positive changes in their lives. Based upon the estimated fair market value of L.L. Brown International's stock ($ .001 per share), the total purchase consideration of the Company was approximately $ 9,900. The acquisition was accounted for using the purchase method with the purchase price allocated to the acquired assets and liabilities based on their respective estimated fair value at the acquisition date. Such allocations were based on evaluations and estimations. The purchase allocation is summarized as follows:


Current Assets             $   231,019
Property and Equipment          53,403
Current Liabilities           (251,684)
Long-Term Liabilities          (22,838)
                           $     9,900
                           ===========


The Company had advances of $ 10,624 and $ 7,983 to the Vice President as of September 30, 2000 and 1999 respectively.

Item 2. Management's Discussion and Analysis of Results of Operations.

General

           From September 1998 through September 2000, the Company issued shares totaling One Hundred Seventy Five Thousand Five Hundred (175,500) shares of the Company's Common Stock. Such shares were issued as payment for services to Neil Rand d.b.a. Corporate Imaging in connection with their consulting in business management, public and investor relations and other related corporate advisory services and assistance to the Company. The shares were issued pursuant to
Section 4(2) of the Act of Regulation D, promulgated thereunder ("Rule 506"), Section R14-4-126 of the Arizona Code and Section 517.061(11) of the Florida Code.

          The  Company  relied upon  Section  R14-4-126  of the Arizona  Revised
Statutes for this transaction. The facts relied upon to make the Arizona Exemption include the following: (i) units were sold to less than thirty-five
(35) persons; (ii) each purchaser who was not an accredited investor either alone or with purchaser representative had such knowledge and experience in financial and business matters sufficient to evaluate the merits and risks of the prospective investment; (iii) the bad boy provisions of the rule apply to neither the Company nor its predecessors or affiliates; and (iv) neither the issuer nor any person acting on its behalf offered or sold the securities by any form of general solicitation or general advertising; (v) the Company filed a completed SEC Form D with the Arizona Corporation Commission signed by a person duly authorized by the issuer; (vi) the Forms were filed not later than 15 days after the first sale of the securities in Arizona; (vii) the Company paid an appropriate filing fee of $250.00 to the Arizona Corporation Commission.

           The Company relied upon Florida Code Section 517.061(11) for this transaction. In each instance, such reliance is based on the following: (i) sales of the shares of Common Stock were not made to more than 35 persons; (ii) neither the offer nor the sale of any of the shares was accomplished by the publication of any advertisement; (iii) all purchasers either had a preexisting personal or business relationship with one or more of the executive officers of the Company or, by reason of their business or financial experience, could be reasonably assumed to have the capacity to protect their own interests in connection with the transaction; (iv) each purchaser represented that he was purchasing for his own account and not with a view to or for sale in connection with any distribution of the shares; and (v) prior to sale, each purchaser had reasonable access to or was furnished all material books and records of the Company, all material contracts and documents relating to the proposed transaction, and had an opportunity to question the executive officers of the Company. Pursuant to Rule 3E-500.005, in offerings made under Section 517.061(11) of the Florida Statutes, an offering memorandum is not required; however each purchaser (or his representative) must be provided with or given reasonable access to full and fair disclosure of material information. An issuer is deemed to be satisfied if such purchaser or his representative has been given access to all material books and records of the issuer; all material contracts and documents relating to the proposed transaction; and an opportunity to question the appropriate executive officer. In the regard, the Company supplied such information and was available for such questioning.

           Between May 1999 and July 2000 the Company sold 29,000 shares of its Restricted Common Stock to six (6) individuals for a total of twenty seven thousand dollars ($27,000). The offering was conducted pursuant to Section 4(2) of the Act, Rule 506, Section 25102.1 of the California Code and Section 10-5-9
(13) of the Georgia Code.

          The Company relied upon Section 25102.1 of the California Code for this transaction. The facts relied upon to make the California Exemption include the following: (i) the Company filed a completed SEC Form D with the California Department of Corporations; (ii) the Company executed a Form U-2 consent to service of process in the state of California; (iii) the Forms were filed not later than 15 days after the first sale of the securities in California; and (v) the Company paid an appropriate filing fee.

           The Company relied upon Geogia Code Section 10-5-9(13) for this transaction. Such reliance is based on the following: (i) the number of Georgia purchasers did not exceed fifteen (15); (ii) the securities were not offered for sale by means of any form of general or public solicitations or advertisements;
(iii) a legend was placed upon the certificates; and (iv) each purchaser represented that he purchased for investment.

           In July 2000 the Company entered into an agreement with the State of Washington Department of Social and Health Services ("DSHS"). The agreement is a Client Service Contract for L.L. Brown to provide a three (3) day, twenty (20) hour "Independent Thinking Skills for Motivation and Retention" training to participants. The training will address the psychological barriers and developmental skills necessary to become gainfully employed. The contract start date is July 1, 200 and ends June 30, 2001. DSHS shall compensate L.L. Brown a maximum of $365 per participant who completes the entire three (3) day training, to be paid by invoice submitted not more than thirty (30) days after performance of services.

           From April 1999 through August 2000, the Company issued 205,500 shares of its Restricted Common Stock to thirty four (34) individuals for release from debt for all services rendered on behalf of the Company to date. Such services were as follows: Alonza Fant Nelson received 10,000 shares for storage and delivery of training materials; Larriee Brown received 2,500 shares for setting up conferences; Lavern Calloway Otis received 5,000 shares for services relating to internet research; Albert M Brown received 2,500 shares for conference services; Edgar Brown received 2,500 shares for conference services; Howard Scott received 2,500 shares for transportation of training materials; Earnest Scott received 1,000 shares for conference services; Stephanie brown received 1,000 shares for conference set-up services; Darsel Brown received 1,000 shares for conference registration services; Yvonne Brown received 1,000 shares for conference registration services; Jim & Floretta Esclavon received 2,000 shares for proofreading of books; Shirlene Fant Rand received 6,000 shares for marketing and sales of L.L. Brown books; Shirlene Fant Rand received 12,000 shares for public relations consulting services; Sharon Hamilton received 1,000 shares for conference set-up services; Beverly Brown received 1,000 shares for conference set-up services; Dr. Barbara Susan Levy received 75,000 shares for media consulting services; Charles Aycock received 2,500 shares as a staff bonus; John Arvizu received 2,500 shares as a staff bonus; Maria Tagaleoo received 2,500 shares as a staff bonus; Brian Tutt received 2,500 shares for conference set-up; Jewel Natasha Timoteo received 1,500 as a staff bonus; Nikki Esclavon received 1,500 shares as a staff bonus; Michael Shelby Edwards received 2,500 shares for conference services; Clayton Frank Chong received 1,000 shares for conference services; Thelma Lee Standhart received 2,500 shares for marketing services; Lewis and Shirley Sheffield received 10,000 shares for marketing services; Margaret Tami Henley received 2,500 shares as a staff bonus; Margaret Tami Henley received another 1,000 shares as a staff bonus; Jimmy Calloway received 6,000 shares for board participation and strategic planning services; Jewel Morris received 1,000 shares as a board participant; Maria Tageleoo received another 2,000 shares as a staff bonus; Jewel Timoteao received 2,000 shares as a staff bonus; Charles Steele received 10,000 shares for board participation and public relations services; Alan & Viola Ose received 5,000 shares for storage of materials; Steve and Sandy Mundahl received 6000 shares for their co-writing services; Eddie L. Young & Natilyne W. Young received 5,000 shares for the marketing and training services; and Shirley Scheffield received 10,000 shares for marketing and public relations services. The offering was conducted pursuant to Section 4(2) of the Act, Rule 506, Section 8-6-11 of the Alabama Code, Section R14-4-126 of the Arizona Code, Section 25102.1 of the California Code, Section 10-5-9 (13) of the Georgia Code, Rule 803.7 and Section 402(b)(21) of the Michigan Code, Section .1205 of the North Carolina Code,

Sec. 48-2-125 of the Tennessee Code, Section 460-44A-506 of the Washington Code, and Section 17-4-114 of the Wyoming Code.

          The Company relied upon Section 8-6-11 of the Alabama Code of 1975, as amended for this transaction. The facts relied upon to make the Alabama Exemption include the following: (i) the sale was to not more than 10 persons within a 12 month period; (ii) the issuer reasonably believes that all buyers are purchasing for investment purposes only; (iii) the issuer makes a reasonable inquiry to determine if the purchaser is acquiring the securities for him or herself or for other persons; (iv) the issuer provides written disclosure to each purchaser prior to the sale that the securities have not been registered under the Act and therefore, cannot be resold unless they are registered under the Act or unless an exemption from registration is available; (v) a legend is placed on the certificate that states that the securities have not been registered under the act and setting forth the restrictions on transferability and sale of the securities; (vi) no commission or other remuneration is paid for soliciting any prospective buyer; (vii) no public advertisement or general solicitation is used in connection with the issue; (viii) the Company filed a completed SEC Form D with the Alabama Securities Division; (ix) the Company executed a Form U-2 consent to service of process in the state of Alabama and
(x) the Company paid an appropriate filing fee to the Alabama Securities Commission.

          The Company relied upon Section R14-4-126 of the Arizona Revised Statutes for several transactions. The facts relied upon to make the Arizona Exemption include the following: (i) units were sold to less than thirty-five
(35) persons; (ii) each purchaser who was not an accredited investor either alone or with purchaser representative had such knowledge and experience in financial and business matters sufficient to evaluate the merits and risks of the prospective investment; (iii) the bad boy provisions of the rule apply to neither the Company nor its predecessors or affiliates; and (iv) neither the issuer nor any person acting on its behalf offered or sold the securities by any form of general solicitation or general advertising; (v) the Company filed a completed SEC Form D with the Arizona Corporation Commission signed by a person duly authorized by the issuer; (vi) the Forms were filed not later than 15 days after the first sale of the securities in Arizona; (vii) the Company paid an appropriate filing fee of $250.00 to the Arizona Corporation Commission.

          The Company relied upon Section 25102.1 of the California Code for this transaction. The facts relied upon to make the California Exemption include the following: (i) the Company filed a completed SEC Form D with the California Department of Corporations; (ii) the Company executed a Form U-2 consent to service of process in the state of California; (iii) the Forms were filed not later than 15 days after the first sale of the securities in California; and (v) the Company paid an appropriate filing fee.

           The Company relied upon Geogia Code Section 10-5-9(13) for this transaction. Such reliance is based on the following: (i) the number of Georgia purchasers did not exceed fifteen (15); (ii) the securities were not offered for sale by means of any form of general or public solicitations or advertisements;
(iii) a legend was placed upon the certificates; and (iv) each purchaser represented that he purchased for investment.

          The Company relied upon Rule 803.7 and Section 402(b)(21) of the Michigan Uniform Securities Act for several transactions. The facts relied upon to make the Michigan Exemption include the following: (i) the Company filed a completed SEC Form D with the Michigan Securities Division; (ii) the Company executed a Form U-2 consent to service of process in the state of Michigan;
(iii) the Forms were filed not later than 15 days after the first sale of the securities in Michigan; (iv) the Company provided the Michigan State Securities Administrator a copy of the information furnished by the Company to the offerees, which constitutes disclosure adequate to satisfy the anti-fraud provisions of the act; and (v) the Company paid an appropriate filing fee of $100.

           The Company relied upon Rule .1205 of the North Carolina Code for this transaction. Such reliance is based on the following: (i) no commission, discount, finders fee or other similar remuneration or compensation shall be paid, directly or indirectly to any person for soliciting any prospective purchaser of the security sold to a North Carolina Resident; (ii) any prospectus or disclosure document used in the offering shall disclose conspicuously the legends required by Rule .1316 of the North Carolina Code; (iii) not less than 10 business days prior to any sale or receipt of signed subscription agreement of the securities to a resident of North Carolina, the issuer shall file with the administrator (a) a statement signed by the issuer and acknowledged before a notary public identifying the issuer, including name, form of organization, address and telephone number, (b) a statement signed by the issuer and acknowledged before a notary public identifying the persons who will be selling the securities in North Carolina and describing any commissions, discounts, fees or other remuneration or compensation to be paid to such persons, (c) a summary of the proposed offering; (iv) a Form U-2 Consent to Service of Process is filed naming the North Carolina Secretary of State as the service agent, signed by the issuer; (v) a filing fee of $25.00 is submitted, payable to the North Carolina Secretary of State; (vi) if the sale is offered to not more than 5 individuals who reside in North Carolina, compliance with .1205 is not required; (vii) neither the issuer nor any person acting on the issuer's behalf shall offer or offer to sell by any means or any form of general solicitation or general advertising.

          The Company relied upon Section. 48-2-125, as interpreted by Rule 0780-4-2-.11 of the Tennessee Securities Act of 1980 for this transaction. The facts relied upon to make the Tennessee Exemption include the following: (i) the Company filed a completed SEC Form D with the Tennessee Division of Securities;
(ii) the Form was filed not later than 15 days after the first sale; (iii) the Company provided the Tennessee Division of Securities a copy of the information furnished by the Company to the offerees, (iv) the Company executed a Form U-2 consent to service of process; and (v) the Company paid an appropriate filing fee.

          The Company relied upon Section 460-44A-506 of the Washington Code for several transactions. The facts relied upon to make the Washington Exemption include the following: (i) the Company filed a completed SEC Form D with the Washington Department of Financial Institutions, Securities Division; (ii) the Form was filed not later than 15 days after the first sale; and (iii) the Company executed a Form U-2 consent to service of process, and (iv) the Company paid an appropriate filing fee of $300.00 to the Washington State Treasurer.

          The Company relied upon Section 17-4-114 of the Wyoming Code for this transaction. The facts relied upon to make the Wyoming Exemption include the following: (i) the sale was to not more that 15 persons with 12 months, (ii) the issuer reasonably believes that all the buyers are purchasing for investment purposes, (iii) no commission or other remuneration is paid for soliciting any prospective buyer in Wyoming, (iv) the Company filed a completed SEC Form D with the Wyoming Secretary of State; (v) the Company executed a Form U-2 consent to service of process in the state of Wyoming; and (vi) the Company paid an appropriate filing fee.

           In September 2000, the Company entered into a Consulting Contract with David Penney & Associates ("DPA"). DPA is to locate possible merger and acquisition candidates, as well as sources of financing for the Company. As compensation, DPA shall be entitled to a fee of ten percent (10%) of the financing obtained or ten percent (10%) of the total value of the stock to be exchanged. DPA also has piggy-back registration rights in the event restricted shares are issued.

Discussion and Analysis

           The Company has been engaged in the motivational training business since its inception in February 1997. In March 1998, it acquired L.L. Brown and Associates, Inc., a Washington corporation ("LLBA") formed in September 1992 as a wholly-owned subsidiary, which was also engaged in the motivational training business. Both the Company's and LLBA's founding philosophies arose from the diversified experience of their management in the motivational training and related industries.

           The Company was formed in February 1997 and had little or no operations until March, 1998, when it acquired LLBA. L.L. Brown is a public educational corporation which designs and markets curricula and training materials that teach people how to make positive changes in their lives. Its principle purpose is to teach techniques in critical thinking, self-image psychology and self motivation which helps people to improve the quality of their lives.

           L.L. Brown's seminars and training material are widely used by corporations, non-profit agencies, universities, social service agencies, school districts and youth services agencies. The Company works with people to show them that change is possible and shows organizations and their employees how to become resilient, focused, goal oriented and innovative. They use techniques in self-image psychology and mind/brain research and apply it to everyday situations, such as transition and decision making. Their customers are taught to achieve their personal and professional goals with an array of products and services.


Results of Operations -For the Nine Months Ending September 30, 2000 and September 30, 1999

Financial Condition, Capital Resources and Liquidity

           Through the 3rd quarter ended September 30, 1999 and 2000 the Company recorded revenues of $647,405 and $625,663 respectively. For the third quarter ended September 30, 1999 and 2000 the Company had general and administrative expenses and total operating expenses of $248,846 and $300,851 respectively. This increase of $52,005 was due to an increase in advertising, customer entertainment, insurance costs, temporary support staffing and rent.

           Through the 3rd quarter ended September 30, 1999 and 2000, the Company had research and experimentation expenses of $0 and $0, respectively.

Net Losses

           Through the 3rd quarter ended September 30, 1999 the Company reported a net income of $57,767. Through the 3rd quarter ended September 30, 2000 the Company reported a net loss of $22,398. The decrease is primarily due to less revenues and higher administrative expenses.

           The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing. The Company is currently seeking financing to allow it to continue its planned operations.

Employees

           At September 30, 2000, the Company employed five (5) persons. None of these employees are represented by a labor union for purposes of collective bargaining. The Company considers its relations with its employees to be excellent. The Company plans to employ additional personnel as needed upon product rollout to accommodate fulfillment needs.

Research and Development Plans

           The Company believes that research and development is an important factor in its future growth. The self improvement and motivation industry is closely linked to psychological advances, which enhance the quality of the Company's products and services for its use by the public. Therefore, the Company must continually invest in the latest technology to appeal to the public and to effectively compete with other companies in the industry. No assurance can be made that the Company will have sufficient funds to research psychological advances as they become available. Additionally, due to the rapid advance rate at which self-psychology advances, the Company's research and materials may be outdated quickly, preventing or impeding the Company from realizing its full potential profits.

Forward-Looking Statements

           This Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-QSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.

           Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations.

PART II

Item 1. Legal Proceedings.

           The Company knows of no legal proceedings to which it is a party or to which any of its property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against the Company.

Item 2. Changes in Securities and Use of Proceeds

           None.

Item 3. Defaults in Senior Securities

           None

Item 4. Submission of Matters to a Vote of Security Holders.

           No matter was submitted during the quarter ending September 30, 2000, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5. Other Information

           None.

Item 6. Exhibits and Reports on Form 8-K

(a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Item 1.              Index to Exhibits

Exhibit No.    Description
----------     -------------------------------
3.(i).1  (1)   Articles of Incorporation of Smart Industries, Inc. filed February 19, 1997.

3.(i).2  (1)   Certificate of Amendment of Articles of Incorporation changing name to L.L. Brown
               International, Inc. filed March 24, 1998.

3.(ii).1 (1)   Bylaws of Smart Industries, Inc.

4.1      (1)   Form of Private Placement Offering of 1,600,000 common shares at $0.01 per share dated February 1997.

4.2      (1)   Form of Private Placement Offering of 500,000 common shares at $1.00 per share dated April 1998.

4.3      (1)   Promissory Note between L.L. Brown and KeyBank National Association in the amount of $126,104.00 dated October 1998.

10.1     (1)   Consulting Agreement between Neil Rand of Corporate Imaging and L.L. Brown dated March 2, 1998.

10.2     (1)   Share Exchange Agreement between L.L. Brown International, Inc. and LL Brown
               & Associates, Inc. dated March 14, 1998.

10.3     (1)   Agreement between Steven Mundahl and Lester L. Brown to assist in writing auto-biography, dated September 1998.

10.4     (1)   Production Agreement between KBDI and Lester Brown dated September 1998.

10.5     (1)   Standard Industrial Lease between L.L. Brown and Cook Inlet Region, Inc. dated
               January 1999.

10.6     (1)   Service Contract between L.L. Brown and the County of Washtenaw, dated
               January 2000.

10.7     (1)   Agreement between L.L. Brown and Kern County for an Independent Thinking
               Skills Training for CalWorks Participants, dated May 2000.

10.8     (1)   Client Service Contract between L.L. Brown and the State of Washington
               Deportment of Social and Health Services, dated June 2000.

10.9     (1)   Non-Circumvention/Finder's Fee Agreement between L.L. Brown and David
               Penney & Associates, dated September 2000.
---------------------

(1) Incorporated herein by reference to the Company's Registration Statement on Form 10-SB.

Item 2.  Description of Exhibits

           The documents  required to be filed as Exhibits Number 2 and 6 and in
Part III of Form 1-A filed as part of this Registration Statement on Form 10-SB are listed in Item 1 of this Part III above. No documents are required to be filed as Exhibit Numbers 3 , 5 or 7 in Part III of Form 1-A and the reference to such Exhibit Numbers is therefore omitted. The following additional exhibits are filed hereto:

                                   SIGNATURES
                          -----------------------------

           In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         L.L. Brown International, Inc.
                    ----------------------------------------
                                  (Registrant)


Date: 1/5/00                By: /s/ Carolyn Scott Brown
                            -----------------------------------
                            Carolyn Scott Brown, President


                            By: /s/ Lester L. Brown
                            ------------------------------------
                            Lester L. Brown, Vice-President