Form 10KSB
period 2000-12-31
L L BROWN INTERNATIONAL INC
filed 2001-03-21
CIK 1103719

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2000

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to ________________

Commission File No.: 000-31935

                         L.L. Brown International, Inc.
                  --------------------------------------------
               (Name of small business registrant in its charter)

         Nevada                                          65-0729440
-------------------------------                        ----------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                             Identification No.)

19435 68th Avenue South, Suite S-105
Kent, Washington                                           98032
-----------------------------------------                ----------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number: (425) 251-8086

Securities registered under Section 12(b) of the Exchange Act:

                                                    Name of each exchange
    Title of each class                             on which registered

             None
    ------------------------                        -----------------------

Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $0.001 par value
                      -------------------------------------
                                (Title of class)

Copies of Communications Sent to:

                                      Mintmire & Associates
                                      265 Sunrise Avenue, Suite 204
                                      Palm Beach, FL 33480
                                      Tel: (561) 832-5696
                                      Fax: (561) 659-5371

     Check whether the registrant (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes  X                 No
                     -----                 -----

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State registrant's revenues for its most recent fiscal year. $824,374

     Of the 10,601,803 shares of voting stock of the registrant issued and outstanding as of December 31, 2000, 1,832,803 shares were held by non-affiliates. Because of the absence of an established trading market for the voting stock, the registrant is unable to calculate the aggregate market value of the voting stock held by non-affiliates as of a specified date within the past sixty (60) days.

                                     PART I

Item 1. Description of Business

     (a) Business Development

     L.L. Brown International, Inc. (the "Company," or "L.L. Brown") is incorporated in the State of Nevada. The Company was originally incorporated as Smart Industries, Inc. on February 19, 1997. The Company is not presently trading on an exchange, but intends to apply to trade on the Over the Counter Bulletin Board. There can be no assurance that such application will be accepted. Its executive offices are presently located at 19435 68th Avenue South, Suite S-105, Kent, Washington 98032. Its telephone number is (425) 251-8086 and its facsimile number is (425) 251- 8062.

     The Company has been engaged in the motivational training business since its inception in February 1997. In March 1998, it acquired L.L. Brown and Associates, Inc., a Washington corporation formed in September 1992 ("LLBA") as a wholly-owned subsidiary, which was also engaged in the motivational training business. Both the Company's and LLBA's founding philosophies arose from the diversified experience of their management in the motivational training and related industries.

     The Company is filing this Form 10-KSB in compliance with the effectiveness of its filing on Form 10-SB. The Company will file periodic reports in the event its obligation to file such reports is suspended under the Securities and Exchange Act of 1934 (the "Exchange Act".)

     The Company relied upon Section 4(2) of the Securities Act of 1933, as amended (the "Act") and Rule 506 of Regulation D promulgated thereunder ("Rule 506") for several transactions regarding the issuance of its unregistered securities. In each instance, such reliance was based upon the fact that (i) the issuance of the shares did not involve a public offering, (ii) there were no more than thirty-five (35) investors (excluding "accredited investors"), (iii) each investor who was not an accredited investor either alone or with his purchaser representative(s) has such knowledge and experience in financial and business matters that he is capable of evaluating the merits and risks of the prospective investment, or the issuer reasonably believes immediately prior to making any sale that such purchaser comes within this description, (iv) the offers and sales were made in compliance with Rules 501 and 502, (v) the securities were subject to Rule 144 limitations on resale and (vi) each of the parties was a sophisticated purchaser and had full access to the information on the Company necessary to make an informed investment decision by virtue of the due diligence conducted by the purchaser or available to the purchaser prior to the transaction (the "506 Exemption").

     The Company relied upon Section 517.061(11) for several transactions regarding the issuance of its unregistered securities in Florida. In each instance, such reliance was based upon the fact that: (i) sales of the shares of Common Stock were not made to more than 35 persons; (ii) neither the offer nor the sale of any of the shares was accomplished by the publication of any advertisement; (iii) all purchasers either had a preexisting personal or business relationship with one or more of the executive officers of the Company or, by reason of their business or financial experience, could be reasonably assumed to have the capacity to protect their own interests in connection with the transaction; (iv) each purchaser represented that he was purchasing for his own account and not with a view to or for sale in connection with any distribution of the shares; and (v) prior to sale, each purchaser had reasonable access to or was furnished all material books and records of the Company, all material contracts and documents relating to the proposed transaction, and had an opportunity to question the executive officers of the Company. Pursuant to Rule 3E-500.005, in offerings made under Section 517.061(11) of the Florida Statutes, an offering memorandum is not required; however each purchaser (or his representative) must be provided with or given reasonable access to full and fair disclosure of material information. An issuer is deemed to be satisfied if such purchaser or his representative has been given access to all material books and records of the issuer; all material contracts and documents relating to the proposed transaction; and an opportunity to question the appropriate executive officer. In that regard, Mr. Dauplaise supplied such information and was available for such questioning (the "Florida Exemption").

     From September 1998 through September 2000, the Company issued a total of 175,500 shares of the Company's Common Stock to Neil Rand d.b.a. Corporate Imaging as payment for services in connection with their consulting in business management, public and investor relations and other related corporate advisory services and assistance to the Company. The shares were issued pursuant to the 506 Exemption, Section R14-4-126 of the Arizona Code and the Florida Exemption. See Part I, Item 1. "Description of Business - (b) Business of Registrant - Employees and Consultants"; and Part III, Item 12. "Certain Relationships and Related Transactions".

     The facts relied upon to make the Arizona Exemption applicable include the following: (i) units were sold to less than thirty-five (35) persons; (ii) each purchaser who was not an accredited investor either alone or with purchaser representative had such knowledge and experience in financial and business matters sufficient to evaluate the merits and risks of the prospective investment; (iii) the bad boy provisions of the rule apply to neither the Company nor its predecessors or affiliates; and (iv) neither the issuer nor any person acting on its behalf offered or sold the securities by any form of general solicitation or general advertising; (v) the Company filed a completed SEC Form D with the Arizona Corporation Commission signed by a person duly authorized by the issuer; (vi) the Forms were filed not later than 15 days after the first sale of the securities in Arizona; (vii) the Company paid an appropriate filing fee of $250.00 to the Arizona Corporation Commission.

     Between May 1999 and July 2000 the Company sold 29,000 shares of its Restricted Common Stock to six (6) individuals for a total of twenty seven thousand dollars ($27,000). The offering was conducted pursuant to the 506 Exemption, Section 25102.1 of the California Code and Section 10-5- 9 (13) of the Georgia Code. See Part III, Item 12. "Certain Relationships and Related Transactions".

     The facts relied upon to make the California Exemption applicable include the following: (i) the Company filed a completed SEC Form D with the California Department of Corporations; (ii) the Company executed a Form U-2 consent to service of process in the state of California; (iii) the Forms were filed not later than 15 days after the first sale of the securities in California; and (v) the Company paid an appropriate filing fee.

     The facts relied upon to make the Georgia Exemption applicable the following: (i) the number of Georgia purchasers did not exceed fifteen (15);
(ii) the securities were not offered for sale by means of any form of general or public solicitations or advertisements; (iii) a legend was placed upon the certificates; and (iv) each purchaser represented that he purchased for investment.

     In January 2000, the Company entered into a performance contract with the County of Washtenaw, Michigan. The agreement provides that the Company hold a training service program. The training is to be for a forty (40) hour training curriculum for a minimum of nine hundred (900) participants. The curriculum is to include an Independent Thinking Skills course and a 30 Days to

Gainful Employment course. The compensation is based on a cost per participant rate of $360, at a minimum cost of $5,400 per week to serve no less than fifteen
(15) participants. The total contract dollar amount is not to exceed Two Hundred Eighty Thousand Eight Hundred dollars ($280,800). The contract began on December 27, 1999 and expired on December 31, 2000.

     In May 2000 the Company entered into an agreement with the County of Kern Department of Human Services ("the County"). The agreement is for L.L. Brown to provide an "Independent Thinking Skills" and "Thirty Days to Gainful Employment" training seminars to participants. The purpose of the program is to increase employment and retention rates, and reduce the rate of public assistance. The contract is dated May 9, 2000 and terminates April 30, 2001. The County will pay L.L. Brown $7,500 per session minus materials and supplies purchased by the County, in an amount not to exceed $297,000.

     In July 2000 the Company entered into an agreement with the State of Washington Department of Social and Health Services ("DSHS"). The agreement is a Client Service Contract for L.L. Brown to provide a three (3) day, twenty (20) hour "Independent Thinking Skills for Motivation and Retention" training to participants. The training will address the psychological barriers and developmental skills necessary to become gainfully employed. The contract start date is July 1, 200 and ends June 30, 2001. DSHS shall compensate L.L. Brown a maximum of $365 per participant who completes the entire three (3) day training, to be paid by invoice.

     From April 1999 through August 2000, the Company issued a total of 205,500 shares of its Restricted Common Stock to thirty four (34) individuals for release from debt for all services rendered on behalf of the Company to that date. Such services were as follows: Alonza Fant Nelson received 10,000 shares for storage and delivery of training materials; Larriee Brown received 2,500 shares for setting up conferences; Lavern Calloway Otis received 5,000 shares for services relating to internet research; Albert M Brown received 2,500 shares for conference services; Edgar Brown received 2,500 shares for conference services; Howard Scott received 2,500 shares for transportation of training materials; Earnest Scott received 1,000 shares for conference services; Stephanie brown received 1,000 shares for conference set-up services; Darsel Brown received 1,000 shares for conference registration services; Yvonne Brown received 1,000 shares for conference registration services; Jim & Floretta Esclavon received 2,000 shares for proofreading of books; Shirlene Fant Rand received 6,000 shares for marketing and sales of L.L. Brown books; Shirlene Fant Rand received 12,000 shares for public relations consulting services; Sharon Hamilton received 1,000 shares for conference set-up services; Beverly Brown received 1,000 shares for conference set-up services; Dr. Barbara Susan Levy received 75,000 shares for media consulting services; Charles Aycock received
2,500 shares as a staff bonus; John Arvizu received 2,500 shares as a staff bonus; Maria Tagaleoo received 2,500 shares as a staff bonus; Brian Tutt received 2,500 shares for conference set-up; Jewel Natasha Timoteo received 1,500 as a staff bonus; Nikki Esclavon received 1,500 shares as a staff bonus; Michael Shelby Edwards received 2,500 shares for conference services; Clayton Frank Chong received 1,000 shares for conference services; Thelma Lee Standhart received 2,500 shares for marketing services; Lewis and Shirley Sheffield received 10,000 shares for marketing services; Margaret Tami Henley received 2,500 shares as a staff bonus; Margaret Tami Henley received another 1,000 shares as a staff bonus; Jimmy Calloway received 6,000 shares for board participation and strategic planning services; Jewel Morris received 1,000 shares as a board participant; Maria Tageleoo received another 2,000 shares as a staff bonus; Jewel Timoteao received 2,000 shares as a staff bonus; Charles Steele received 10,000 shares for board participation and public relations services; Alan & Viola Ose received 5,000 shares for storage of materials; Steve and Sandy Mundahl received 6000 shares for their co-writing services; Eddie L. Young & Natilyne W. Young received 5,000 shares for the marketing and training services; and Shirley Scheffield received

10,000 shares for marketing and public relations services. The offering was conducted pursuant to the 506 Exemption, Section 8-6-11 of the Alabama Code, Section R14-4-126 of the Arizona Code, Section 25102.1 of the California Code,
Section 10-5-9 (13) of the Georgia Code, Rule 803.7 and Section 402(b)(21) of the Michigan Code, Section .1205 of the North Carolina Code, Sec. 48-2-125 of the Tennessee Code, Section 460-44A-506 of the Washington Code and Section 17-4-114 of the Wyoming Code. See Part I, Item 1. "Description of Business - (b) Business of Registrant - Employees and Consultants"; and Part III, Item 12. "Certain Relationships and Related Transactions".

     The facts relied upon to make the Alabama  Exemption include the following:
(i) the sale was to not more than ten (10) persons within a twelve (12) month period; (ii) the issuer reasonably believes that all buyers are purchasing for investment purposes only; (iii) the issuer makes a reasonable inquiry to determine if the purchaser is acquiring the securities for him or herself or for other persons; (iv) the issuer provides written disclosure to each purchaser prior to the sale that the securities have not been registered under the Act and therefore, cannot be resold unless they are registered under the Act or unless an exemption from registration is available; (v) a legend is placed on the certificate that states that the securities have not been registered under the act and setting forth the restrictions on transferability and sale of the securities; (vi) no commission or other remuneration is paid for soliciting any prospective buyer; (vii) no public advertisement or general solicitation is used in connection with the issue; (viii) the Company filed a completed SEC Form D with the Alabama Securities Division; (ix) the Company executed a Form U-2 consent to service of process in the state of Alabama and (x) the Company paid an appropriate filing fee to the Alabama Securities Commission.

     The facts relied upon to make the Arizona Exemption applicable include the following: (i) units were sold to less than thirty-five (35) persons; (ii) each purchaser who was not an accredited investor either alone or with purchaser representative had such knowledge and experience in financial and business matters sufficient to evaluate the merits and risks of the prospective investment; (iii) the bad boy provisions of the rule apply to neither the Company nor its predecessors or affiliates; and (iv) neither the issuer nor any person acting on its behalf offered or sold the securities by any form of general solicitation or general advertising; (v) the Company filed a completed SEC Form D with the Arizona Corporation Commission signed by a person duly authorized by the issuer; (vi) the Forms were filed not later than 15 days after the first sale of the securities in Arizona; (vii) the Company paid an appropriate filing fee of $250.00 to the Arizona Corporation Commission.

     The facts relied upon to make the California Exemption applicable include the following: (i) the Company filed a completed SEC Form D with the California Department of Corporations; (ii) the Company executed a Form U-2 consent to service of process in the state of California; (iii) the Forms were filed not later than 15 days after the first sale of the securities in California; and (v) the Company paid an appropriate filing fee.

     The facts relied upon to make the Georgia Exemption applicable include the following: (i) the number of Georgia purchasers did not exceed fifteen (15);
(ii) the securities were not offered for sale by means of any form of general or public solicitations or advertisements; (iii) a legend was placed upon the certificates; and (iv) each purchaser represented that he purchased for investment.

     The facts relied upon to make the Michigan Exemption include the following:
(i) the Company filed a completed SEC Form D with the Michigan Securities Division; (ii) the Company executed a Form U-2 consent to service of process in the state of Michigan; (iii) the Forms were filed not later than fifteen (15) days after the first sale of the securities in Michigan; (iv) the Company provided the Michigan State Securities Administrator a copy of the information furnished by the Company to the offerees, which constitutes disclosure adequate to satisfy the anti-fraud provisions of the act; and (v) the Company paid an appropriate filing fee of $100

     The facts relied upon to make the North Carolina Exemption applicable include the following: (i) no commission, discount, finders fee or other similar remuneration or compensation shall be paid, directly or indirectly to any person for soliciting any prospective purchaser of the security sold to a North Carolina Resident; (ii) any prospectus or disclosure document used in the offering shall disclose conspicuously the legends required by Rule .1316 of the North Carolina Code; (iii) not less than 10 business days prior to any sale or receipt of signed subscription agreement of the securities to a resident of North Carolina, the issuer shall file with the administrator (a) a statement signed by the issuer and acknowledged before a notary public identifying the issuer, including name, form of organization, address and telephone number, (b) a statement signed by the issuer and acknowledged before a notary public identifying the persons who will be selling the securities in North Carolina and describing any commissions, discounts, fees or other remuneration or compensation to be paid to such persons, (c) a summary of the proposed offering;
(iv) a Form U-2 Consent to Service of Process is filed naming the North Carolina Secretary of State as the service agent, signed by the issuer; (v) a filing fee of $25.00 is submitted, payable to the North Carolina Secretary of State; (vi) if the sale is offered to not more than 5 individuals who reside in North Carolina, compliance with .1205 is not required; (vii) neither the issuer nor any person acting on the issuer's behalf shall offer or offer to sell by any means or any form of general solicitation or general advertising.

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

     The facts relied upon to make the Washington Exemption include the following: (i) the Company filed a completed SEC Form D with the Washington Department of Financial Institutions, Securities Division; (ii) the Form was filed not later than fifteen (15) days after the first sale; and (iii) the Company executed a Form U-2 consent to service of process, and (iv) the Company paid an appropriate filing fee of $300.00 to the Washington State Treasurer.

     The facts relied upon to make the Wyoming  Exemption include the following:
(i) the sale was to not more that fifteen (15) persons within twelve (12) months, (ii) the issuer reasonably believes that all the buyers are purchasing for investment purposes, (iii) no commission or other remuneration is paid for soliciting any prospective buyer in Wyoming, (iv) the Company filed a completed SEC Form D with the Wyoming Secretary of State; (v) the Company executed a Form U-2 consent to service of process in the state of Wyoming; and (vi) the Company paid an appropriate filing fee.

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

     In December 2000, the Company entered into an agreement with CWA District 7 to provide a one (1) day seminar entitled "Capitalizing on Change." The seminar was conducted on or about February 8, 2001. For such services, the Company received $4,000.

     In January 2001, the Company entered into an agreement with Arizona, AFLCIO to provide training services designed for dislocated workers as a result of closures and downsizing of Revlon, Montgomery Wards and Samuel Lawrence Furniture MFG. Co. The seminar was conducted over a period of three (3) days in March 2001 and yielded fees in the approximate amount of $7,500.

     In March 2001, the Company issued an additional 26,000 shares to Neil Rand for investor relations services, 10,000 shares to Alan Ose & Viola Ose for storage of the Company's training materials in the Phoenix area and 1,000 shares to Atapana Mamea for $1,000. For such offering, the Company relied upon the 506 Exemption, the Florida Exemption, 460-44A-506 of the Washington Code and 17-4-114 of the Wyoming Code. See Part I, Item 1. "Description of Business - (b) Business of Registrant - Employees and Consultants"; and Part III, Item 12. "Certain Relationships and Related Transactions".

     The facts relied upon to make the Washington Exemption available include the following: (i) the Company filed a completed SEC Form D with the Washington Department of Financial Institutions, Securities Division; (ii) the Form was filed not later than 15 days after the first sale; and (iii) the Company executed a Form U-2 consent to service of process, and (iv) the Company paid an appropriate filing fee of $300.00 to the Washington State Treasurer.

     The facts relied upon to make the Wyoming Exemption available include the following: (i) the sale was to not more that 15 persons with 12 months, (ii) the issuer reasonably believes that all the buyers are purchasing for investment purposes, (iii) no commission or other remuneration is paid for soliciting any prospective buyer in Wyoming, (iv) the Company filed a completed SEC Form D with the Wyoming Secretary of State; (v) the Company executed a Form U-2 consent to service of process in the state of Wyoming; and (vi) the Company paid an appropriate filing fee.

     See (b) "Business of Registrant" immediately below for a description of the Company's business.

     (b) Business of Registrant

GENERAL

     The Company has been engaged in the motivational training business since its inception in February 1997. In March 1998, it acquired L.L. Brown and Associates, Inc., a Washington corporation formed in September 1992 as a wholly-owned subsidiary, which was also engaged in the motivational training business. Both the Company's and LLBA's founding philosophies arose from the diversified experience of their management in the motivational training and related industries.

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

Services

     The Company's services are provided for in several modalities, such as:

Seminars

     One (1), two (2) and four (4) day seminars are tailored to the special needs of an organization's employees. Seminars are designed to be interactive, and can be limited in size and can be conducted for large groups with break-out sessions. The one (1) day seminars costs $3,500 plus $10.00 for each person. The two (2) seminars costs $3500 per day pluse the cost of a training package which is $190 each person. The four (4) day seminars cost $360.00 per person for a minimum of thirty (30) people.

Keynote Presentations

     Keynote addresses can be made as part of an organization's corporate wellness activities, women's health celebrations or human resource development programs. The costs of a keynote address is $2500 plus travel expenses.

Conferences

     The Company fulfills contractual speaking and keynote presentations at national, international, state and local conferences. Lead sheets are collected at these events and all prospective customers receive a marketing package and follow up call within ten (10) days. This service costs $2000 plus any expenses incurred.

Needs Assessment

     On-site needs assessments are conducted to determine the healthcare needs of an organization's workforce. Based on the data collected, program recommendations will be given. Needs assessment services costs $3000 per day plus any expenses incurred.

Custom Designed Materials

     Materials including workbooks, journals, posters, CD's and videos are custom designed for an organization. The costs of custom designing materials for a client is $1500 per day for writing, not to exceed $20,000 in costs.

     Additional services include:

     o    Conference Workshops, at a cost of $2000 per day;
     o    Curriculum Development; at a cost of $2000 per day;
     o Distance learning seminars through video conferencing, at a cost of $360 per person
     o    On-line follow up sessions, at a cost of $1000 per session;

     o    Tape of the Month Club mailings, at a cost of $189 per subscription;
     o    Independent Study Courses, at a cost of $360 per person.

         The Company utilizes a wide variety of trainers and consultants to provide presentations on the following subjects:

     o    Teamwork
     o    Motivation
     o    Cultural Diversity
     o    Quality Management
     o    Sales Training
     o    Capitalization on Change
     o    Leadership Training
     o    Youth Motivation
     o    Celebrating Menopause
     o    Supervisory Skills
     o    Conflict Resolution
     o    Stress Management and Wellness
     o    Welfare-to-Work
     o    Eliminating Workplace Negativity
     o    Controlling Workplace Anger
     o    Corporate Coaching and Counseling

Training Institute

     The Company provides certification programs where customers can elect to have their own staff certified to teach L.L. Brown's seminars after purchasing the training materials and training packages. The L.L. Brown International training institute certifies trainers by first selecting trainers with training and human resource development experience. They must complete a forty (40) hour training seminar. During this seminar they master the Independent Thinking skills series of courses and are taught to teach these programs to youth and adults. They are taught to complete lesson plans, facilitate discussion and work with a variety of group dynamics. They also learn about adult learning theories. During the first 300 hours of training, they are closely evaluated for accuracy and style. Every year they are given additional information on the latest research in motivation, stress management, behavior modification, and self-image psychology.

     When the trainers complete the extensive training, they become certified to teach L.L. Brown programs. The Company can mobilize up to fifty (50) trainers at any given time to fulfill contract requirements. This service provides L.L. Brown's customers with trainers in their state to minimize travel costs for the customer.

Women's Health Institute

     The Women's Health Institute ("W.H.I.") is a division of L.L. Brown, and has been established to focus on developing programs on women's health and wellness. It provides women with the latest, innovative programming designed to address the needs of women in the areas of stress management, motivation, celebrating menopause, developing balance and empowerment. W.H.I.'s editorial and medical review board is composed of international experts in the field of women's health. W.H.I. also has a live talk radio show which airs on Thursdays from 4:00 - 5:00 p.m. on K.F.N.X. 1100 radio in Phoenix, Arizona.

     L.L. Brown has developed a new product line and series of services for women including workshops, seminars, training material and a new website, www.menopauseanswers.com. The online services include updates on the latest medical, complementary and psychological strategies for coping with menopause. The program is being marketed to Fortune 500 companies. The W.H.I. provides one-day training sessions on-site for corporations, open seminars for the community, a conference line, and infomercials. Several products have been developed including a handbook, affirmation book and journal. W.H.I. is also providing seminars on how to develop a stress free lifestyle using the book by Carolyn Scott Brown, called the "23-Stress Free Diet".

Business Strategy

     The Company's business strategy, which is dependent upon its continuing to have sufficient cash flow from operations and/or obtaining sufficient additional financing with which to enhance the commercialization of existing and future products, is to teach people and corporations how to motivate and effect positive changes in their lives. The Company's revenues to date are minimal and are based upon the sales and service contracts it has entered into with customers. The Company's revenues are dependent on the volume of sales from its products and services it provides.

     Revenues from sales and services are recognized in the period in which sales are made or services are provided. The Company's gross profit margin will be determined in part by its ability to estimate and control direct costs of manufacturing and production costs and its ability to incorporate such costs in the price charged to customers and clients.

     The Company's objective is to become a dominant provider of motivational instructional and training services. To achieve this objective, and assuming that sufficient funds are available, the Company intends to: (i) develop international distribution channels and co-marketing alliances for the Company's products and services; (ii) continue to sign new contracts for sales and services; (iii) to explore new possibilities in television and the internet; and
(iv) to begin retail sales of its products through Direct Sales efforts.

     Management believes that the Company is poised to lead in the ever developing motivational training industry. Management expects, in the event the Company continues to achieve product and service acceptance, to increase its market penetration through acquisition of additional customers, joint venture opportunities with established market leaders and expansion of its personnel. However, such expansion presents certain challenges and risks and there can be no assurance that the Company, even if it were successful in acquiring other bases of business development, would be successful in profitably penetrating these potential markets.

Marketing and Distribution

Marketing

     L.L. Brown markets its products and services in several ways:

Telemarketing and Direct Mail Campaigns

     The Company periodically conducts direct mail campaigns through e-mail, faxes and mass mailing of promotional material describing new products and services to select targets as well as to target market areas in states where L.L. Brown has a strong client base. The Company's sales representatives and master trainers conduct follow-up.

Television, Radio and Newspaper Advertising

     The Company has and continues to advertise through local and national television stations in cities where they conduct training events. All prospects are encouraged to call the Company's toll-free phone line to order products. Prospects are urged to browse the L.L. Brown website. The Company's staff has also appeared on TV spots including Jessie Jackson's show, KBDI in Colorado, A&E cable station and on other educational programs. The W.H.I. has a live talk radio show which airs on Thursday from 4:00 - 5:00 p.m. on K.F.N.X. 1100 radio in Phoenix, Arizona. The Company also places ads in newspapers and has feature articles written about the Company's programs. The Company is currently in the process of developing an infomercial to market several of its motivational products.

Television Documentaries and Special Programs

     Lester L. Brown and Carolyn Scott Brown, the Company's officers, have appeared on special television programs to discuss L.L. Brown's products and services. The networks for these television programs were PBS, A&E, Channel 5 and Channel 7. The Company recorded a documentary with PBS, which was aired in fifty seven (57) cities in 1999. Press packets were sent out to all the PBS stations in all fifty (50) states.

On-line Marketing and Services

     The L.L. Brown website is very comprehensive. The home page, located at www.llbrowninc.com, describes the corporate profile and all of L.L. Brown's products and services are listed as well as updates on current sale promotions. The Company also encourages website visitors to review the company calendar so that they can attend training events in their area. The Company has also designed website cards, which are shipped with every order. L.L. Brown products are offered through other international on-line bookstores, such as Amazon.com and CushCity.com.

Retail Sales

     Training products,  including audio and videotapes are avail in over twenty
(20) independent bookstores across the country and continue to expand to new locations. In the future, the Company intends to market its posters, calendars, journals and mouse pads at nationally known outlets.

Book Signings

     Book signings are scheduled in select markets on a continual basis. The events often generate new leads as well as provide community support for the Company's programs.

Collaborative Training

     Training is provided nationwide with local Chambers of Commerce in order to reach their constituents. The Company also conducts training with trade and professional organizations and union organizations on an international level and then market products and services to their membership.

Mail Order Department

     The Company maintains an active mail order department and products are shipped from the Kent, Washington headquarters office as well as drop-shipped from L.L. Brown's vendors. All products are processed and shipped within five (5) to seven (7) business days. Mail orders are received by fax, e-mail, phone and U.S. postal service.

     L.L. Brown has developed a new product line and series of services for women including workshops, seminars, training material and a new website (www.menopauseanswers.com). These products and services educate women on medicine and hormones that can help with menopause, as well as answer questions and provide advise regarding emotional control over the side effects to menopause. The online services include updates on the latest medical, complementary and psychological strategies for coping with menopause. The program is being marketed to Fortune 500 companies. The W.H.I. provides one-day training sessions on-site for corporations, open seminars for the community, conference line, through infomercials and retail outlets.

Distribution

     The Company has held seminars and training sessions for corporations, non-profit agencies, universities, social service agencies, school districts and youth services agencies. These seminars may generate future sales opportunities for the Company. The Company will continue to target such groups that have a similar philosophy of the necessity to instill critical self-image psychology and self motivation in their people and employees to achieve their personal and professional goals.

     The Company's plan of distribution is to continue to market and sell products and services through telemarketing, direct mail campaigns, television, radio and newspaper advertising, on-line marketing, and retail sales efforts. Additionally, the Company will attempt to increase its collaborative training program, so that the Company can collaborate with trade and professional organizations and union organizations on an international level and then market products and services to their membership.

     The Company is also currently in the process of developing an infomercial to market several of its motivational products, which the Company believes will generate sales from consumers throughout the United States. The growth and improvement of direct response marketing and sales via infomercials, home shopping networks and commercials has had a positive impact on the retail sales industry and specifically on the self-improvement and motivational industry. Companies such as Tony Robbins and Franklin Covey have been especially successful. These avenues of marketing have historically generated sales and significant exposure in the industry. The infomercial is a work in progress, which has completed its developmental stage but is currently being reviewed by possible financial backers. One possible source of funds has estimated the costs to be $250,000, which would include taping, production, editing, test marketing, packaging, and telemarketing. Once a funding source is located then the Company will move to contract with the production company to begin implementation of the infomercial. Management estimates it to take six (6) months from contract date to shipping products to customers.

     The Company uses an outside printing and distribution company, who have the capacity to ship all products in bulk. The Company intends to save a portion of its expense by acting as a fulfillment center for small orders such as fifty
(50) books and/or tapes or less. The Company expects that it will have sufficient resources and capital necessary to expand to meet these obligations. A shortage of capital could have a material adverse effect on the Company's ability to handle its fulfillment obligations in-house as well as its out-sourced orders.

Speakers Bureau

     The Company has a speaker's bureau and contracts with a wide array of professional speakers nationwide who fulfill speaking engagements. The consultants have been certified as master trainers in all L.L. Brown's programs including management training, staff development, dislocated workers training, youth-at-risk and welfare-to-work training. There are no current contracts with these consultants. Instead, the Company keeps a roster of certified consultants, and invoices them on an as-needed bases as engagements are contracted for with the Company. The Company can mobilize up to fifty (50) trainers at any given time to fulfill contract requirements. This service provides L.L. Brown's customers with trainers in their state to minimize travel costs for the customer.

Distribution on the Internet

     The Company periodically conducts direct mail campaigns through e-mail, faxes and mass mailing of promotional material describing new products and services to select targets as well as to target market areas in states where the Company has a strong client base. L.L. Brown sales representatives and master trainers conduct follow-up.

     L.L. Brown has developed a new product line and series of services for women including workshops, seminars, training material and a new website
(www.menopauseanswers.com). The online services include updates on the latest medical, complementary and psychological strategies for coping with menopause.

     The Company is also planning to sell its products over the Internet. It advertises its products and training materials for sale directly through the Company website. Customers are able to browse the site and should be able to purchase the products directly from the Company over the Internet in a secure environment by April 1, 2001. The Company intends to pay for advertising space on frequently visited sites such as browsers upon receipt of sufficient capital from either revenues or debt or equity financing.

Status of Publicly Announced Products and Services

     The Company's books, manuals, workbooks, application guides, training materials, video tapes and audio tapes are ready for purchase at any time. Additionally, the Company is ready to schedule a one (1), two (2) or four (4) day training seminar upon entering into a contract with a customer.

     The following is a list of the Company's available training materials. The Company's training materials are self-published. The training materials consist of workbooks, application guides, audiotapes and videotapes, which are written to respond to customer needs and are based on the latest research in self-image psychology. Oftentimes they are tailored to fit a particular customer's needs.

Books and Manuals:

     o    30 Day Gainful Employment
     o    On the Job 90 Days and Beyond
     o    Affirming Cultural Diversity for the 21st Century
     o    Increasing Personal Power Through Affirmations
     o    Independent Thinking Skills for Motivation and Retention

     o    Independent Thinking Skills for Personal Development
     o    Independent Thinking Skills Trainers Manual
     o    Independent Thinking Skills for Youth
     o    Independent Thinking Skills for Youth: 2 Day Seminar
     o    Reaching Your Vision of Parenting
     o    Survival Skills for Success: Workbook 1
     o    Survival Skills for Success: Teacher Packet 1
     o    Survival Skills for Success: Workbook 2
     o    Survival Skills for Success: Teacher Packet 2
     o    Don't Pause for Menopause, Celebrate It! Affirmation Book
     o    Do Menopause With An Attitude Handbook
     o Menopause Moments - A Journal for Women on Celebrating Perimenopause and Menopause

Audio Tapes:

     o    Attitudes of Champions
     o    Becoming a Mental Giant
     o    Empowerment "The Power of Belief" and "Never Give Up"
     o    Undo It

Video Tapes:

     o    Attitudes of Champions
     o    Downward Spiral
     o    Ethnocentric Thinking Skills
     o    Independent Thinking Skills Series
     o    Never Give Up
     o    Power of Belief
     o    Stereotypical Thinking You Get What You Think About

     The "Power of Belief" is a commercially published book which is the life story of Lester L. Brown. This autobiography is a personal testament to the daily struggles and barriers to mastering change. Lester Brown, in his role as Vice-President and acting in good faith for the Company, wrote his life story as a testimony to how the Independent Thinking Skills curriculum empowers people to make positive changes in their lives. As part of his duties, he markets and sells the book at all of his appearances for L.L. Brown. This Copyright belongs to L.L. Brown International, Inc.

     No other L.L. Brown products or services have been publicly announced or are either in the production or planning phase.

Competition

     Management estimates that the motivational training and development market is over one billion dollars, with L.L. Brown reporting less than 2 million dollars in revenues each year. The Company's direct competitors utilize much of the same philosophy for self improvement and motivation, and use the same or similar medium for marketing their products and services.

     Tony Robbins' program, "Education for Excellence", in San Diego California, owns a market share of approximately twenty percent (20%). Tony Robbins is the Company's number one competitor and has the largest portion of the audiotape motivational market. His company reports approximately $100 million per year just in audiotapes.

     Franklin Covey, another competitor which operates out of Salt Lake City, Utah, owns a market share of approximately ten percent (10%). This organization has seminars for business as well as commercially marketed books and tapes. They have associates who provide products and services as distributors throughout the United States and abroad.

     The Pacific Institute is another competitor, which owns a market share of approximately three percent (3%). This organization provides motivation seminars and training services in the United States, England, Germany and Australia. Most of their programs are marketed on video.

     Oxygen Media is a newer competitor, which operates out of New York, New York, and owns a market share of approximately fifteen percent (15%). This is a new multimedia company started by Oprah Winfrey and her associates to help women improve the quality of their lives. Several websites are available offering information for women on health, medicine, fitness, sexuality, nutrition and weight management. Oxygen Media premiered a multi-million dollar cable station and television programming on February 2, 2000.

     WomenConnect.com is a web based company which provides informational services for women on health, fitness and career advancement. WomenConnect.com owns a market share of approximately two percent (2%).

     Business and Professional Women/USA is an organization that conducts research on issues related to women and working. This company owns a market share of approximately one half percent (.5%).

     Lifelines Institute is another competitor, which provides seminars and training for companies in the metropolitan San Francisco area. Lifelines Institutes owns a market share of approximately one half percent (.5%).

     The other fourteen percent (14%) of the market covers numerous small companies who, like L.L. Brown, are generating revenues of less than 2 million dollars annually.

     The self improvement and motivational training industry in general is very competitive, with several major companies involved. The Company faces competition from large, well-established companies with considerably greater financial, marketing, sales and technical resources than those available to the Company. Additionally, many of the Company's present and potential competitors have research and development capabilities that may allow such competitors to develop new and improved products which may compete with the Company's products. The Company's products could be rendered obsolete or made uneconomical by the development of new products, technological advances affecting the cost of production, or marketing or pricing actions by one or more of the Company's competitors. The Company's business, financial condition or results of operations could be materially adversely affected by one or more of such developments. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competition will not have an material adverse effect on the Company's business, financial condition or results of operations.

SOURCES AND AVAILABILITY OF RAW MATERIALS AND PRINCIPAL SUPPLIERS

     The materials needed to produce the Company's products and services is widely available from numerous third parties for rent or for sale. These materials include video cassettes and recording equipment, audio cassettes and recording equipment, paper and office supplies, computers and internet access, research materials in self-image psychology and mind/brain research to maintain an up to date edge on their products. The final product is then manufactured and mass produced by a third party independent contractor. No shortage of materials is expected in the foreseeable future.

INTELLECTUAL PROPERTY

     The Company intends to protect its original intellectual property with patents, copyrights and/or trademarks as appropriate.

     The Company's training materials are self-published. The training materials consist of workbooks, application guides, audiotapes and videotapes, which are written to respond to customer needs and are based on the latest research in self-image psychology. Oftentimes they are tailored to fit a particular customer's needs.

     In September 1998, Lester L. Brown, as an agent of LLBA, entered into a production agreement with KBDI-TV and the Metropolitan Denver Black United Fund. The agreement pertains solely to the production, videotaping, promotion, packaging and distribution of a program of self authorized subject matter created by Lester Brown . The agreement provides that KBDI-TV will furnish production facilities and personnel for the purpose of producing the Program, Lester Brown will furnish self authorized material from which to base the Program, and to function as on-camera host for the Program, and the Metropolitan Denver Black United Fund will provide promotions and marketing assistance with the distribution of the Program within public television. The agreement also provides that ownership of copyright for the Program shall be granted and held equally by KBDI-TV, Lester Brown, and the Metropolitan Denver Black United Fund. Lester Brown is obligated to provide six thousand dollars ($6,000) for financial support of the Program. The net revenue from the distribution of the Program shall be disbursed equally between KBDI-TV, Lester Brown, and the Metropolitan Denver Black United Fund. The term of the agreement is for fifteen (15) years, beginning September 30, 1998. See Part I, Item 5. "Directors, Executive Officers, Promoters and Control Persons."

     The "Power of Belief" is a commercially published book which is the life story of Lester L. Brown. This autobiography is a personal testament to the daily struggles and barriers to mastering change. Lester Brown, in his role as Vice-President and acting in good faith for the Company, wrote his life story as a testimony to how the Independent Thinking Skills curriculum empowers people to make positive changes in their lives. As part of his duties, he markets and sells the book at all of his appearances for L.L. Brown. This Copyright belongs to L.L. Brown International, Inc.

GOVERNMENTAL REGULATION

     Currently there is no government regulation of the Company's business nor of the Company's products and services.

RESEARCH & DEVELOPMENT

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

COMPLIANCE WITH ENVIRONMENTAL LAWS

     The Company's business is not subject to regulation under the state and Federal laws regarding environmental protection and hazardous substances control. The Company is unaware of any bills currently pending in Congress which could change the application of such laws so that they would affect the Company.

Employees and Consultants

     At December 31, 2000, the Company employed four (4) persons. None of these employees are represented by a labor union for purposes of collective bargaining. The Company considers its relations with its employees to be excellent. The Company plans to employ additional personnel as needed.

     From September 1998 through September 2000, the Company issued a total of 175,500 shares of the Company's Common Stock to Neil Rand d.b.a. Corporate Imaging as payment for services in connection with their consulting in business management, public and investor relations and other related corporate advisory services and assistance to the Company. The shares were issued pursuant to the 506 Exemption, Section R14-4-126 of the Arizona Code and the Florida Exemption. See Part III, Item 12. "Certain Relationships and Related Transactions".

     From April 1999 through August 2000, the Company issued a total of 205,500 shares of its Restricted Common Stock to thirty four (34) individuals for release from debt for all services rendered on behalf of the Company to that date. Such services were as follows: Alonza Fant Nelson received 10,000 shares for storage and delivery of training materials; Larriee Brown received 2,500 shares for setting up conferences; Lavern Calloway Otis received 5,000 shares for services relating to internet research; Albert M Brown received 2,500 shares for conference services; Edgar Brown received 2,500 shares for conference services; Howard Scott received 2,500 shares for transportation of training materials; Earnest Scott received 1,000 shares for conference services; Stephanie brown received 1,000 shares for conference set-up services; Darsel Brown received 1,000 shares for conference registration services; Yvonne Brown received 1,000 shares for conference registration services; Jim & Floretta Esclavon received 2,000 shares for proofreading of books; Shirlene Fant Rand received 6,000 shares for marketing and sales of L.L. Brown books; Shirlene Fant Rand received 12,000 shares for public relations consulting services; Sharon Hamilton received 1,000 shares for conference set-up services; Beverly Brown received 1,000 shares for conference set-up services; Dr. Barbara Susan Levy received 75,000 shares for media consulting services; Charles Aycock received
2,500 shares as a staff bonus; John Arvizu received 2,500 shares as a staff bonus; Maria Tagaleoo received 2,500 shares as a staff bonus; Brian Tutt received 2,500 shares for conference set-up; Jewel Natasha Timoteo received 1,500 as a staff bonus; Nikki Esclavon received 1,500 shares as a staff bonus; Michael Shelby Edwards received 2,500 shares for conference services; Clayton Frank Chong received 1,000 shares for conference services; Thelma Lee Standhart received 2,500 shares for marketing services; Lewis and Shirley Sheffield received 10,000 shares for marketing services; Margaret Tami Henley received 2,500 shares as a staff bonus; Margaret Tami Henley received another 1,000 shares as a staff bonus; Jimmy Calloway received 6,000 shares for board participation and strategic planning services; Jewel Morris received 1,000 shares as a board participant; Maria Tageleoo received another 2,000 shares as a staff bonus; Jewel Timoteao received

2,000 shares as a staff bonus; Charles Steele received 10,000 shares for board participation and public relations services; Alan & Viola Ose received 5,000 shares for storage of materials; Steve and Sandy Mundahl received 6000 shares for their co-writing services; Eddie L. Young & Natilyne W. Young received 5,000 shares for the marketing and training services; and Shirley Scheffield received 10,000 shares for marketing and public relations services. The offering was conducted pursuant to the 506 Exemption, Section 8-6-11 of the Alabama Code, Section R14-4-126 of the Arizona Code, Section 25102.1 of the California Code,
Section 10-5-9 (13) of the Georgia Code, Rule 803.7 and Section 402(b)(21) of the Michigan Code, Section .1205 of the North Carolina Code, Sec. 48-2-125 of the Tennessee Code, Section 460-44A-506 of the Washington Code and Section 17-4-114 of the Wyoming Code. See Part III, Item 12. "Certain Relationships and Related Transactions".

     In March 2001, the Company issued an additional 26,000 shares to Neil Rand for investor relations services, 10,000 shares to Alan Ose & Viola Ose for storage of the Company's training materials in the Phoenix area and 1,000 shares to Atapana Mamea for $1,000. For such offering, the Company relied upon the 506 Exemption, the Florida Exemption, 460-44A-506 of the Washington Code and 17-4-114 of the Wyoming Code. See Part III, Item 12. "Certain Relationships and Related Transactions".

Item 2. Description of Property

     The Company maintains its executive offices at 19435 68th Avenue South, Suite S-105, Kent, Washington 98032. The Standard Industrial Lease indicates that the leased premises are Suite S- 104, however the Suite number has been changed to S-105, and is therefore the legal address of the Company. Also, the City of Kent, Washington has changed the name of West Valley Highway to 68th Avenue South, and is therefore the legal address of the Company. Approximately 4,200 square feet of space is devoted entirely to L.L. Brown as an office. Its telephone number is (425) 251-8086 and its facsimile number is (425) 251-8062. It is planned that such office space shall serve as the Company headquarters and also as a fulfillment center for the Company's products.

Item 3. Legal Proceedings

     No legal proceedings have been initiated either by or against the Company to date.

Item 4. Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of the Company's shareholders, through the solicitation of proxies or otherwise from the Company's inception to the close of the 2000 fiscal year ended December 31, 2000, covered by this report.

Item 5. Market for Common Equity and Related Stockholder Matters.

     The Company intends to make application to NASD for the Company's shares to be quoted on the OTC Bulletin Board. The Company's application to the NASD will consist of current corporate information, financial statements and other documents as required by Rule 15c2-11 of the Exchange Act. Inclusion on the OTC Bulletin Board, when approved, permits price quotation for the Company's shares to be published by such service.

     The Company is not aware of any existing trading market for its Common Stock. The Company's Common Stock has never traded in a public market. There are no plans, proposals, arrangements or understandings with any person(s) with regard to the development of a trading market in any of the Company's securities.

     If and when the Company's Common Stock is traded in the over-the-counter market, most likely the shares will be subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the Exchange Act"), commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

     The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on The NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the registrant's net tangible assets; or exempted from the definition by the Commission. If the Company's shares are deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse.

     For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, the monthly statements must be sent disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker dealers to trade and/or maintain a market in the Company's Common Stock and may affect the ability of shareholders to sell their shares.

     As of December 31, 2000, there were one hundred thirty-one (131) holders of record of the Company's Common Stock.

     As of December 31, 2000, the Company had 10,601,803 shares of its Common Stock issued and outstanding, 9,245,700 of which were restricted Rule 144 shares and 1,356,103 of which were free-trading. Of the Rule 144 shares, 8,769,000 shares have been held by affiliates of the Company for more than one (1) year.

Dividend Policy

     The Company has never paid or declared any dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future.

Item 6. Management's Discussion and Analysis

     The Company has been engaged in the motivational training business since inception. L.L. Brown's founding philosophy arose from the diversified experience of its management in the motivational training and related industries.

     The Company was in the development stage until March 1998 when the share exchange took place between LLBA and the Company and has recently emerged from that stage. The Company has begun selling its products and contracting for its services. Due to the Company's limited operating history and limited resources, among other factors, there can be no assurance that profitability or significant revenues on a quarterly or annual basis will occur in the future.

     The Company is planning to reduce expenses by soliciting bids for printing of its training materials. The Company will also continue to evaluate spending patterns to maximize efficiency. The Company will focus on localizing its independent contractor workforce to reduce travel expenditures. The Company will continue to cut costs in an attempt to increase profits.

     Since entering into contracts with several customers for motivational training engagements, the Company has begun to make preparations for a period of growth, which may require it to significantly increase the scale of its operations. This increase will include the hiring of additional personnel in all functional areas and will result in significantly higher operating expenses. The increase in operating expenses is expected to be matched by a concurrent increase in revenues. However, the Company's net loss may continue even if revenues increase and operating expenses may still continue to increase. Expansion of the Company's operations may cause a significant strain on the Company's management, financial and other resources. The Company's ability to manage recent and any possible future growth, should it occur, will depend upon a significant expansion of its accounting and other internal management systems and the implementation and subsequent improvement of a variety of systems, procedures and controls. There can be no assurance that significant problems in these areas will not occur. Any failure to expand these areas and implement and improve such systems, procedures and controls in an efficient manner at a pace consistent with the Company's business could have a material adverse effect on the Company's business, financial condition and results of operations. As a result of such expected expansion and the anticipated increase in its operating expenses, as well as the difficulty in forecasting revenue levels, the Company expects to continue to experience significant fluctuations in its revenues, costs and gross margins, and therefore its results of operations.

Results of  Operations  - For the Year Ended  December 31, 2000 and December 31,
1999

Revenues

     Revenues for the year ended December 31, 2000 were $824,374 and for the year ended December 31, 1999 were $786,584.

Operating Expenses

     General and Administrative Expenses for the year ended December 31, 2000 were $548,920 versus $578,442 for the year ended December 31, 1999. Net loss was $187,881 and $160,105 respectively.

Assets and Liabilities

     Assets were $182,443 as of December 31, 2000, and $196,117 for the year ended December 31, 1999. As of December 31, 2000, assets consisted primarily of inventory and property and equipment, net with a combined net book value of $107,061. Liabilities were $337,291 and $290,195 as of December 31, 2000 and December 31, 1999 respectively. As of December 31, 2000 liabilities consisted primarily of accounts payable.

Stockholders' Deficit

     Stockholders' deficit was ($220,857) as of December 31, 2000 and ($170,476) as of December 31, 1999.

Financial Condition, Liquidity and Capital Resources

     At December 31, 2000 the Company had cash and cash equivalents of $13,771 as compared to $936 as of December 31, 1999.


     The Company may raise additional capital through private and/or public sales of securities in the future but has no definite commitments at this time.

Forward-Looking Statements

     This Form 10-KSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-KSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), demand for the Company's products and services, expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Form 10-KSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations.

Item 7. Financial Statements

     The Company's financial statements have been examined to the extent indicated in their reports by George Stewart, CPA and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-B as promulgated by the Securities and Exchange Commission and are included herein, on Page F-1 hereof in response to Part F/S of this Form 10-KSB.

                         L.L. Brown International, Inc.
                        Consolidated Financial Statements
                            December 31, 2000 & 1999

                                      L.L. Brown International, Inc.

INDEX
                                                                            Page
Independent Auditor's Report.................................................F-1
Consolidated Financial Statements
         Balance sheets......................................................F-2
         Statements of operations............................................F-3
         Statements of stockholders' equity (deficit)........................F-4
         Statements of cash flows............................................F-5
         Notes to financial statements.......................................F-6

                               George Stewart, CPA
                     2301 South Jackson Street, Suite 101-G
                            Seattle, Washington 98144

INDEPENDENT AUDITOR'S REPORT

The Board of Directors
L.L. Brown International, Inc.
Kent, Washington


We have audited the accompanying consolidated balance sheets of L.L. Brown International, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of L.L. Brown International, Inc. as of December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for the year ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company has experienced significant operating losses. The company's financial position and operating results raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 10. The financial statements do not include any adjustments that might result from the outcome of this certainty.


/s/ George Stewart, CPA
March 2, 2001

                         L.L. Brown International, Inc.
                           Consolidated Balance Sheets
                           December 31, 2000 and 1999

ASSETS
                                                                              2000              1999
                                                                          --------------   -------------
Current Assets
        Cash and Cash Equivalents                                         $       13,771   $         936
        Accounts receivable net                                                   41,200          64,016
        Inventory                                                                 52,785          81,923
        Deposits                                                                   7,854           7,854
                                                                          --------------   -------------

                  Total current assets                                           115,609         154,729
                                                                          --------------   -------------

Property and Equipment, net                                                       54,276          34,029
                                                                          --------------   -------------

        Other Assets
                  Due from Stockholders                                           12,557           7,359
                                                                          --------------   -------------

TOTAL                                                                     $      182,443   $     196,117
ASSETS
                                                                          ==============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current
Liabilities
        Bank Overdrafts                                                                    $      17,831
        Accounts Payable                                                         222,884         174,772
        Notes Payable                                                             21,950          25,020
        Accrued payroll and business taxes                                        53,281          37,567
        Current maturities of long-term debt                                      39,175          35,005
                                                                          --------------   -------------

                  Total current liabilities                                      337,291         290,195
                                                                          --------------   -------------

Long term Debt, less current maturities                                           66,009          76,398
                                                                          --------------   -------------

Stockholders' Equity (Deficit)
   Preferred stock, $.001 per value, 1,000,000
     shares authorized, no shares issued
   Common stock, $.001 per value, 20,000,000 shares authorized,  10,602,803 shares issued and outstanding in 2000, 10,465,303 shares issued and
     outstanding in 1999                                                         10,604          10,466
   Additional paid-in capital                                                   568,664         431,302
   Accumulated deficit                                                         (800,125)       (612,244)
                                                                          --------------   -------------

                  Total Stockholders' Equity (Deficit)                          (220,857)       (170,476)
                                                                          --------------   -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)                       $      182,443   $     196,117
                                                                          ==============   =============

                 See notes to consolidated financial statements

                         L.L. Brown International, Inc.
                      Consolidated Statements of Operations
                 For the Years ended December 31, 2000 and 1999

                                                                               2000            1999
                                                                           ----------------  ------------
Revenues                                                                   $        824,374  $    786,584

Cost of Sales                                                                       442,004  $    339,879
                                                                           ----------------  ------------

Gross Profit                                                                        382,370       446,705

General & Administrative                                                   $        548,920  $    578,442
                                                                           ----------------  ------------

                 Income(Loss) on Operations                                       (166,550)      (131,737)

          Interest expenses                                                          21,331        28,368
                                                                           ----------------  ------------

                 Net Income (Loss) before Income Taxes                            (187,881)      (160,105)

                 Income Taxes                                                            -              -

                 Net Income (Loss)                                         $      (187,881)  $   (160,105)
                                                                           ================  ============



          Net Income(Loss) per share - basic and diluted:                  $        (0.018)  $     (0.015)

          Weighted Average Basic shares Outstanding                              10,562,454    10,381,678



                 See notes to consolidated financial statements

                         L.L. Brown International, Inc.
            Consolidated Statements of Stockholders' Equity(Deficit)
                 For the Years ended December 31, 2000 and 1999


                                                            Additional
                                       Common Stock         paid - in      Accumulated
                                   Shares        Amount      capital         Deficit          Total
                                  -----------  ----------  -------------  ---------------   ------------
Beginning Balance
  December 31, 1998                  10183968  $   10,184  $    150,249   $     (452,139)   $  (291,706)

   Shares Purchased                     29500          30  $     29,470                          29,500

   Shares Issued as
     Compensation(value$0.001)         251835  $      252        251583                         251,835

   Net Income(Loss)                                                             (160,105)    (160,105)

Ending Balance
  December 31, 1999                  10465303  $   10,466  $    431,302   $     (612,244)   $  (170,476)
                                  ===========  ==========  =============  ===============   ============


                                                            Additional
                                       Common Stock         paid - in      Accumulated
                                   Shares        Amount      capital         Deficit          Total
                                  -----------  ----------  -------------  -------------- ------------
Beginning Balance

  December 31, 1999                 10465303   $  10,466   $     431,302    ($612,244)   $  (170,476)

   Shares Purchased                     9500          10           9,490                       9,500

   Shares issued as
    Compensation(value $0.001)        128000         128         127,872                     128,000

   Net Income(Loss)                                                          (187,881)      (187,881)

Ending Balance
   September 30, 2000               10602803  $   10,604   $     568,664    ($800,125)   $  (220,857)
                                  ==========  ===========  =============  ============== =============



                 See notes to consolidated financial statements

                         L.L. Brown International, Inc.
                      Consolidated Statements of Cash Flows
                 For the Years ended December 31, 2000 and 1999

Cash flows from operating activities                                                  2000        1999
                                                                                ------------  ------------
    Net Income (Loss)                                                           $   (187,881) $  (160,105)
                                                                                ------------  ------------

    Adjustments to reconcile net loss used in operating activities
            Depreciation                                                              16,084       20,877
            Stock issued in Lieu of Cash Compensation                                128,000      251,835
            Changes in operating assets and liabilities
              Accounts receivable                                                     22,816      (37,243)
              Inventory                                                               29,138      (60,798)
              Deposits                                                                     -            -
              Accounts payable                                                        48,112      (32,869)
              Accrued liabilities                                                     19,884       15,567
                                                                                ------------  ------------

            Total adjustments                                                        264,034      157,369
                                                                                ------------  ------------

    Net cash provided (used) in operating activities                                  76,154       (2,736)
                                                                                ------------  ------------

Cash flows from financing activities
    Proceeds from issuance of long-term debt
    Proceeds from issuance of common stock                                             9,500       29,500
    Bank Overdrafts                                                                  (17,831)      17,831
    Net borrowings(payments) on notes payable                                         (3,070)      (1,342)
    Principal payments on long-term debt                                             (10,389)     (31,850)
    Net (advances) to stockholders                                                    (5,197)       7,584
                                                                                ------------  ------------

    Net cash provided by financing activities                                        (26,987)      21,723
                                                                                ------------  ------------

Cash Flows from Investing Activities
    Dispositions of Property & Equipment                                               6,442
    Purchases Property & Equipment                                                   (42,774)     (19,023)
                                                                                ------------  ------------
    Net cash provided(used) by Investing Activities                                  (36,332)     (19,023)

Net increase in cash                                                                  12,835          (37)

Cash at Beginning of Year                                                                936          972
                                                                                ------------  ------------

Cash at September 30                                                            $     13,771  $       936
                                                                                ============  ============


Supplemental disclosures of cash flow information
Cash paid during the period for Interest                                        $     21,331  $    28,368
                                                                                ============  ============

                 See notes to consolidated financial statements

                         L.L. Brown International, Inc.
                   Notes to Consolidated Financial Statements
                            December 31, 2000 & 1999



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

Accounts Receivable

Accounts receivable consists primarily of trade receivables, bad debts allowance is accrued at 1% of net sales.

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

                         L.L. Brown International, Inc.
                   Notes to Consolidated Financial Statements
                            December 31, 2000 & 1999

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


Note 3 - Property and Equipment

The following is a summary of property and equipment, at cost:


                                                        2000        2000
                                                      ----------   ---------
Office Equipment                                      $   84,058   $  84,058
Furniture & Fixtures                                      45,122      45,122
Vehicles                                                  42,775      29,740
Leasehold improvements                                     6,227       6,227
                                                      ----------   ---------
Less:  Accumulated depreciation & amortization          $178,182    $165,147
                                                        (123,906)   (131,118)
                                                      ----------   ---------
                                                      $   54,276   $  34,029
                                                      ==========   =========

                                          L.L. Brown International, Inc.
                   Notes to Consolidated Financial Statements
                            December 31, 2000 & 1999


Note 4 - Notes Payable

Notes payable to banks consisted of the following:

                                                                                2000        1999
                                                                                ---------   ---------
The Company is obligated under a demand note payable to a bank on which interest accrues at 9.75%. The note is secured by substantially
all trade receivables, inventory and equipment.                                 $   9,525   $ 10,000

A line of credit under which the Company may borrow up to $15,000,
is payable to a bank in interest only installments at 14.5%.                    $  12,425   $ 15,020

                                                                                $  21,950   $ 15,020
                                                                                =========   =========


Note 5 - Long-term Debt

Long-term debt consists of the following:


                                                                                2000        1999
                                                                                ---------   ---------
Note payable to a bank in monthly  installments  of $548 including interests at 9.75%, due December 2001, secured by automobile
Vehicle was traded in on August 8, 2000 debt was liquidated                     $           $ 17,150

Lease payable to Renton Lincoln in monthly installments of $ 543,
With balloon payment of $ 18,226.60 at the end of 36 months, secured
By automobile                                                                   $ 36,688

Note payable to a bank in monthly installments of $3,207 including interest at 9.75%, due October 2002, secured by substantially all trade
receivables, inventory and equipment                                            $ 68,496    $ 99,330

                                                                                $105,184    $111,403
                                                                                ---------   ----------
Less current maturities                                                         $ 39,175    $ 35,005
Long-term debt, less current maturities                                         $ 66,009    $ 76,398
                                                                                =========   ==========


Minimum future payments under long-term debt agreements for each of the next five years and in the aggregate are as follows:

         Year ended December 31,
                                    2001             $  39,175
                                    2002             $  42,352
                                    2003             $  23,657
                                                     $ 105,184
                                                     ==========

                         L.L. Brown International, Inc.
                   Notes to Consolidated Financial Statements
                            December 31, 2000 & 1999

Note 6 - Advertising

Advertising costs are charged to operations when incurred, which amounted to $ 12,128 for 2000 and $ 2,069 for 1999.

Note 7 - Federal Income Taxes

At December 31, 2000 and 1999, the Company had net operating loss carryforwards of approximately $ 800,000 and $ 612,000 respectively, expiring in year 2013. The amount recorded as deferred tax assets as of December 31, 2000 and 1999 was approximately $ 264,000 and $ 202,000 respectively, which represents the amount of tax benefits arising from the loss of carryforwards. Due to the uncertainty regarding the Company's ability to generate taxable income in the future to realize the benefit from its deferred tax assets, the Company has established a valuation allowance of $264,000 and $202,000 against this deferred tax asset.

Note 8 - Commitments

The Company leases its administrative offices and certain equipment under operating leases expiring in 2003. The Company is obligated for minimum non-cancelable rental payments under the lease through its term as follows:

         Year ended December 31,

                                    2001       64,106
                                    2002       55,920
                                    2003       55,920
                                            ----------
                                            $ 240,052
                                            ==========

Note 9 - Related Party Transactions

The Company had advances of $ 12,557 and $ 7,359 to the Vice President as of December 31, 2000 and 1999 respectively.

Note 10 - Going Concern

As shown in the accompanying financial statements, the Company has incurred continuing losses the recent years of operations. The ability of the Company to continue as a going concern is dependent upon increasing sales and on obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.


PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     (a) Set forth below are the names, ages, positions, with the Company and business experiences of the executive officers and directors of the Company.

Name                     Age       Position(s) with Company
---------------          ----      ------------------------
Carolyn Scott Brown      48          President

Lester Brown             59          Vice President

     All directors hold office until the next annual meeting of the Company's shareholders and until their successors have been elected and qualify. Officers serve at the pleasure of the Board of Directors. The officers and directors will devote such time and effort to the business and affairs of the Company as may be necessary to perform their responsibilities as executive officers and/or directors of the Company.

Family Relationships

     Carolyn Scott Brown and Lester Brown are husband and wife.

Business Experience

CAROLYN SCOTT BROWN

     Carolyn Scott Brown, age 48, currently serves as President to the Company. She has served in this capacity since May 1991. Her duties in this position include directing all activities of the Company, including marketing, product development and strategic planning. Prior to L.L. Brown, Mrs. Brown served as Sales Manager of Pacific Institute from January 1989 to May 1991. Her duties in this position included managing sales for the Independence Initiative Department. From September 1970 to June 1974, Mrs. Brown attended Brown University, where she received a Bachelor of Arts. From September 1974 to June 1981 Mrs. Brown attended Teacher's College at Columbia University where she received a Master of Arts degree in Psychology.

LESTER BROWN

     Lester L. Brown, age 59, currently serves as Vice President to the Company. He has served in this capacity since May 1991. His duties in this position include training, marketing and public relations. Mr. Brown studied Psychology through a special program at Oxford Prison in Oxford, Wisconsin.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

         No Director, Officer, Beneficial Owner of more than ten percent (10%) of any class of equity securities of the Company failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years.

Item 10.          Executive Compensation

                           Annual      Annual              LT
                           Comp         Comp    Annual     Comp       LT
Name and                   Salary       Bonus   Comp       Rest       Comp     LTIP
Post                Year    (1)         ($)     Other      Stock     Options  Payouts  All Other (1)
---------------    -----   ----------  -------  ------   ---------  --------  -------  -------------
Carolyn Scott      1999    $64,512.79                    4,384,50
Brown,                                                          0
President          2000    $62,500

Lester L.          1999    $69,750.81                    4,384,50
Brown,  Vice-                                                   0
President          2000    $58,500
----------------------

(1) All other compensation includes certain health and life insurance benefits paid by the Company on behalf of its employees.

Compensation of Directors

     The Company has no standard arrangements for compensating the directors of the Company for their attendance at meetings of the Board of Directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information as of December 31, 2000, regarding the ownership of the Company's Common Stock by each shareholder known by the Company to be the beneficial owner of more than five percent (5%) of its outstanding shares of Common Stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the share of Common Stock beneficially owned.

Name and Address of          Title of      Amount and Nature of    Percent of
Beneficial Owner              Class          Beneficial Owner           Class
--------------------------------------------------------------------------------
Carolyn Scott Brown(1)        Common         4,384,500                 41.4%

Lester L. Brown(1)            Common         4,384,500                 41.4%

All Executive Officers and    Common         8,769,000                 82.7%
Directors as a Group
(two (2) persons)
-------------------

(2) The address for each of the above-listed officers and directors is c/o L.L. Brown International, Inc., 19435 68th Avenue South, Suite S-105, Kent, Washington 98032.

     There are no arrangements which may result in the change of control of the Company.

Item 12. Certain Relationships and Related Transactions

     From September 1998 through September 2000, the Company issued a total of 175,500 shares of the Company's Common Stock to Neil Rand d.b.a. Corporate Imaging as payment for services in connection with their consulting in business management, public and investor relations and other related corporate advisory services and assistance to the Company. The shares were issued pursuant to the 506 Exemption, Section R14-4-126 of the Arizona Code and the Florida Exemption.

     Between May 1999 and July 2000 the Company sold 29,000 shares of its Restricted Common Stock to six (6) individuals for a total of twenty seven thousand dollars ($27,000). The offering was conducted pursuant to the 506 Exemption, Section 25102.1 of the California Code and Section 10-5- 9 (13) of the Georgia Code.

     From April 1999 through August 2000, the Company issued a total of 205,500 shares of its Restricted Common Stock to thirty four (34) individuals for release from debt for all services rendered on behalf of the Company to that date. Such services were as follows: Alonza Fant Nelson received 10,000 shares for storage and delivery of training materials; Larriee Brown received 2,500 shares for setting up conferences; Lavern Calloway Otis received 5,000 shares for services relating to internet research; Albert M Brown received 2,500 shares for conference services; Edgar Brown received 2,500 shares for conference services; Howard Scott received 2,500 shares for transportation of training materials; Earnest Scott received 1,000 shares for conference services; Stephanie brown received 1,000 shares for conference set-up services; Darsel Brown received 1,000 shares for conference registration services; Yvonne Brown received 1,000 shares for conference registration services; Jim & Floretta Esclavon received 2,000 shares for proofreading of books; Shirlene Fant Rand received 6,000 shares for marketing and sales of L.L. Brown books; Shirlene Fant Rand received 12,000 shares for public relations consulting services; Sharon Hamilton received 1,000 shares for conference set-up services; Beverly Brown received 1,000 shares for conference set-up services; Dr. Barbara Susan Levy received 75,000 shares for media consulting services; Charles Aycock received
2,500 shares as a staff bonus; John Arvizu received 2,500 shares as a staff bonus; Maria Tagaleoo received 2,500 shares as a staff bonus; Brian Tutt received 2,500 shares for conference set-up; Jewel Natasha Timoteo received 1,500 as a staff bonus; Nikki Esclavon received 1,500 shares as a staff bonus; Michael Shelby Edwards received 2,500 shares for conference services; Clayton Frank Chong received 1,000 shares for conference services; Thelma Lee Standhart received 2,500 shares for marketing services; Lewis and Shirley Sheffield received 10,000 shares for marketing services; Margaret Tami Henley received 2,500 shares as a staff bonus; Margaret Tami Henley received another 1,000 shares as a staff bonus; Jimmy Calloway received 6,000 shares for board participation and strategic planning services; Jewel Morris received 1,000 shares as a board participant; Maria Tageleoo received another 2,000 shares as a staff bonus; Jewel Timoteao received 2,000 shares as a staff bonus; Charles Steele received 10,000 shares for board participation and public relations services; Alan & Viola Ose received 5,000 shares for storage of materials; Steve and Sandy Mundahl received 6000 shares for their co-writing services; Eddie L. Young & Natilyne W. Young received 5,000 shares for the marketing and training services; and Shirley Scheffield received 10,000 shares for marketing and public relations services. The offering was conducted pursuant to the 506 Exemption,
Section  8-6-11 of the Alabama  Code,  Section  R14-4-126  of the Arizona  Code,
Section 25102.1 of the California Code, Section 10-5-9 (13) of the Georgia Code, Rule 803.7 and

Section 402(b)(21) of the Michigan Code, Section .1205 of the North Carolina Code, Sec. 48-2-125 of the Tennessee Code, Section 460-44A-506 of the Washington Code and Section 17-4-114 of the Wyoming Code.

     In March 2001, the Company issued an additional 26,000 shares to Neil Rand for investor relations services, 10,000 shares to Alan Ose & Viola Ose for storage of the Company's training materials in the Phoenix area and 1,000 shares to Atapana Mamea for $1,000. For such offering, the Company relied upon the 506 Exemption, the Florida Exemption, 460-44A-506 of the Washington Code and 17-4-114 of the Wyoming Code.

Item 13. Exhibits and Reports on Form 8-K.

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.       Description
----------        ------------------------------------------------------------
3.(i).1  (1)      Articles of Incorporation of Smart Industries, Inc. filed February 19, 1997.

3.(i).2  (1)      Certificate of Amendment of Articles of Incorporation changing name to L.L. Brown
                  International, Inc. filed March 24, 1998.

3.(ii).1 (1)      Bylaws of Smart Industries, Inc.

4.1      (1)      Form of Private Placement Offering of 1,600,000 common shares at $0.01 per share dated February 1997.

4.2      (1)      Form of Private Placement Offering of 500,000 common shares at $1.00 per share dated April 1998.

4.3      (1)      Promissory Note between L.L. Brown and KeyBank National Association in the amount of $126,104.00 dated October 1998.

10.1     (1)      Consulting Agreement between Neil Rand of Corporate Imaging and L.L. Brown dated March 2, 1998.

10.2     (1)      Share Exchange Agreement between L.L. Brown International, Inc. and LL Brown
                  & Associates, Inc. dated March 14, 1998.

10.3     (1)      Agreement between Steven Mundahl and Lester L. Brown to assist in writing auto-biography, dated September 1998.

10.4     (1)      Production Agreement between KBDI and Lester Brown dated September 1998.

10.5     (1)      Standard Industrial Lease between L.L. Brown and Cook Inlet Region, Inc. dated
                  January 1999.

10.6     (1)      Service Contract between L.L. Brown and the County of Washtenaw, dated
                  January 2000.

10.7     (1)      Agreement between L.L. Brown and Kern County for an Independent Thinking
                  Skills Training for CalWorks Participants, dated May 2000.

10.8     (1)      Client Service Contract between L.L. Brown and the State of Washington
                  Deportment of Social and Health Services, dated June 2000.

10.9     (1)      Non-Circumvention/Finder's Fee Agreement between L.L. Brown and David
                  Penney & Associates, dated September 2000.

10.10    *        Service Agreement between the Company and CWA District 7 dated December 5,
                  2000.

10.11    *        Service Agreement between the Company and Arizona, AFLCIO dated January 29,
                  2001.
---------------------

(1) Incorporated herein by reference to the Company's Registration Statement on Form 10-SB filed November 13, 2000.

     (b) No reports on Form 8-K have been filed.

                                   SIGNATURES

         In accordance with Section 13 and 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         L.L. Brown International, Inc.
                                  (Registrant)


Date: March    , 2001          By: /s/ Carolyn Scott Brown
                               ------------------------------
                               Carolyn Scott Brown, President

                               By: /s/ Lester Brown
                               ------------------------------
                               Lester Brown, Vice President


     Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.


Signature                           Title                     Date
-------------------------           ---------------           ------------------


/s/ Carolyn Scott Brown
-----------------------------
Carolyn Scott Brown                 President                 March __, 2001

/s/ Lester Brown
-----------------------------
Lester Brown                        Vice President            March __, 2001