Form 10QSB
period 2001-03-31
L L BROWN INTERNATIONAL INC
filed 2001-05-08
CIK 1103719

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: March 31, 2001

Commission file no.:  000-31935

                         L.L. Brown International, Inc.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

             Nevada                                             65-0729440
-------------------------------                           ----------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                               Identification No.)

19435 68th Avenue South, Suite S-105
Kent, Washington                                                 98032
----------------------------------------                      --------------
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

     As of March 31, 2001, there were 10,638,803 shares of voting stock of the registrant issued and outstanding.

                                     PART I

Item 1. Financial Statements












                         L.L. Brown International, Inc.

                        Consolidated Financial Statements

                             March 31, 2001 and 2000

                         L.L. Brown International, Inc.



                  INDEX



                                                                            Page

Consolidated Financial Statements

         Balance sheets......................................................F-1

         Statements of operations............................................F-2

         Statements of stockholders' equity (deficit)........................F-3

         Statements of cash flows............................................F-4

         Notes to financial statements.......................................F-5

                         L.L. Brown International, Inc.
                           Consolidated Balance Sheets
                             March 31, 2001 and 2000

      ASSETS
                                                                                            2001           2000
                                                                                ----------------      ---------------
           Current Assets
            Cash and Cash Equivalents                                           $            191      $           827
            Accounts receivable net                                                       22,287               57,022
            Inventory                                                                     47,607               81,923
            Deposits                                                                       7,854                7,854
                                                                                ----------------      ---------------

                          Total current assets                                            77,938              147,626
                                                                                ----------------      ---------------

      Property and Equipment, net                                                         52,286               30,296
                                                                                ----------------      ---------------

            Other Assets
                          Due from Stockholders                                           12,557               13,211
                                                                                ----------------      ---------------

TOTAL ASSETS                                                                    $        142,781      $       191,132
                                                                                ================      ===============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

      Current Liabilities
            Bank Overdrafts                                                     $         30,069      $        35,703
            Accounts Payable                                                             240,986              161,877
            Notes Payable                                                                 21,888               24,545
            Accrued payroll and business taxes                                            49,546               37,567
            Current maturities of long-term debt                                          38,788               32,500
                                                                                ----------------      ---------------

                          Total current liabilities                                      381,278              292,192
                                                                                ----------------      ---------------

      Long term Debt, less current maturities                                             62,286               73,890
                                                                                ----------------      ---------------

      Stockholders' Equity (Deficit)
            Preferred stock, $.001 par value, 1,000,000 shares authorized, no shares issued Common stock, $.001 par value, 20,000,000 shares authorized, 10,638,803 shares issued and

             outstanding in 2001, 10,468,803                                              10,640               10,470
            shares issued and outstanding in 2000
            Additional paid-in capital                                                   604,628              434,798
            Accumulated deficit                                                         (916,051)            (620,217)
                                                                                ----------------      ---------------

                          Total Stockholders' Equity (Deficit)                          (300,783)            (174,950)
                                                                                ----------------      ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)                             $        142,781      $       191,132
                                                                                ================      ===============

                             See accompanying notes
                                       F-1

                         L.L. Brown International, Inc.
                      Consolidated Statements of Operations
               For the Three Months Ended March 31, 2001 and 2000

                                                                    2001          2000
                                                                    ----          ----
Revenues                                                         $     106,938  $     114,760

Cost of Sales                                                           98,295  $      45,176
                                                                --------------- -------------

Gross Profit                                                             8,643         69,584

General & Administrative                                         $     119,709  $      77,532
                                                                --------------- -------------

           Income(Loss) on Operations                                 (111,066)        (7,948)

     Interest expenses                                                   4,859             25
                                                                --------------- -------------

           Income (Loss) before Income Taxes                          (115,926)        (7,973)

           Income Taxes                                                      -              -

           Net Income (Loss)                                    $     (115,926) $      (7,973)
                                                                =============== =============



     Net Income(Loss) per share-basic and diluted:              $       (0.011) $      (0.001)

     Weighted Average Basic shares Outstanding                      10,609,303     10,466,178


                             See accompanying notes

                         L.L. Brown International, Inc.
            Consolidated Statements of Stockholders' Equity(Deficit)
               For the Three Months Ended March 31, 2001 and 2000




                                       Common Stock
                                                              Additional
                                    Shares       Amount        paid - in    Accumulated
                                                                capital       Deficit        Total
                                   ----------  -----------   ------------  -------------- ------------
  Beginning Balance
December 31, 1999                    10465303     $ 10,466   $   431,302   $    (612,244) $  (170,476)

   Shares Purchased                      3500            4   $     3,496                        3,500

   Shares Issued as
     Compensation(value$0.001)                                                                      -

   Net Income(Loss)                                                               (7,973)      (7,973)

Ending Balance
  March 31, 2000                     10468803     $ 10,470   $   434,798   $    (620,217)  $ (174,950)
                                   ==========  ===========   ============  ==============  =============


                                       Common Stock
                                                              Additional
                                    Shares       Amount        paid - in    Accumulated
                                                                capital       Deficit        Total
                                   ----------  -----------   ------------  -----------    ------------
Beginning Balance
December 31, 2000                    10602803  $    10,604   $    568,664  $   (800,125)  $  (220,857)

   Shares Purchased                                                                                 -


Shares issued as  Compensation
(value $0.001)                          36000           36         35,964                      36,000

   Net Income(Loss)                                                             (115,926)    (115,926)


   Ending Balance March 31, 2001     10638803  $    10,640   $    604,628   $  (916,051)   $ (300,783)
                                   ==========  ===========   =============  =============  =============


                             See accompanying notes

                         L.L. Brown International, Inc.
                      Consolidated Statements of Cash Flows
               For the Three Months Ended March 31, 2001 and 2000



Cash flows from operating activities                                 2001            2000
                                                                     ----            ----
      Net Income (Loss)                                        $     (115,926)  $      (7,973)
                                                               --------------   --------------
      Adjustments to reconcile net loss used in operating
      activities
          Depreciation                                                  3,515           3,733
          Stock issued in Lieu of Cash Compensation                    36,000               -
          Changes in operating assets and liabilities
             Accounts receivable                                       18,913           6,994
             Inventory                                                  5,178               -
             Deposits                                                       -               -
             Accounts payable                                          18,102         (12,895)
             Accrued liabilities                                       (4,122)         (2,505)
                                                               --------------   --------------

          Total adjustments                                           77,587           (4,673)
                                                               --------------   --------------

      Net cash provided (used) in operating activities               (38,338)         (12,646)
                                                               --------------   --------------

Cash flows from financing activities
      Proceeds from issuance of long-term debt
      Proceeds from issuance of common stock                                -          3,500
      Bank Overdrafts                                                  30,069          17,872
      Net borrowings(payments) on notes payable                           (62)           (475)
      Principal payments on long-term debt                             (3,723)         (2,508)
      Net advances to stockholders                                          0          (5,852)
                                                               --------------   --------------

      Net cash provided by financing activities                        26,284          12,537
                                                               --------------   --------------

Cash Flows from Investing Activities

      Purchases Property & Equipment                                   (1,525)              -
                                                               --------------   --------------
      Net cash provided(used) by Investing Activities                  (1,525)              -

Net increase in cash                                                  (13,580)           (109)

Cash at Beginning of Year                                              13,771             936
                                                               --------------   --------------

Cash at March 31                                               $          191   $         827
                                                               ==============   ==============

Supplemental disclosures of cash flow information
Cash paid during the period for Interest                       $        4,859   $          25
                                                               ==============   ==============

                             See accompanying notes
                                      F- 4

                         L.L. Brown International, Inc.
                   Notes to Consolidated Financial Statements
                             March 31, 2001 and 2000



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

Accounts Receivable

Accounts receivable consists primarily of trade receivables, bad debts allowance is accrued at .5% of net sales.

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

                         L.L. Brown International, Inc.
                   Notes to Consolidated Financial Statements
                             March 31, 2001 and 2000

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


Note 3 - Property and Equipment

The following is a summary of property and equipment, at cost:

                                                             2001          2000
                                                             ----          ----

    Office Equipment                                     $   85,584     $  84,058
    Furniture & Fixtures                                     45,122        45,122
    Vehicles                                                 42,775        29,740
    Leasehold improvements                                    6,227         6,227
                                                         ------------   -----------

    Less:  Accumulated depreciation & amortization       $  179,708      $165,147
                                                           (127,421)     (134,851)
                                                         ------------   -----------

                                                         $   52,286     $  30,296
                                                         ============   ===========

                         L.L. Brown International, Inc.
                   Notes to Consolidated Financial Statements
                             March 31, 2001 and 2000



Note 4 - Notes Payable

Notes payable to banks consisted of the following:                        2001     2000
                                                                          ----     ----

The Company is obligated under a demand note payable to a bank on which interest accrues at 9.75%. The note is secured by
substantially all trade receivables, inventory and equipment.         $  9,525  $ 10,000

A line of credit under which the Company may borrow up to $15,000,
is payable to a bank in interest only installments at 14.5%.          $ 12,363  $ 14,545
 .
                                                                      $ 21,888  $ 24,545
                                                                      ========  ========

Note 5 - Long-term Debt

Long-term debt consists of the following:

                                                                        2001      2000
                                                                        ----      ----

Note payable to a bank in monthly installments of $548 including interests at 9.75%, due December 2001, secured by automobile,
Vehicle was traded in on August 8, 2000, debt was liquidated          $         $  11,525

Lease payable to Renton Lincoln in monthly installments of $543,
With balloon payment of $18,226.60 at the end of 36 months, secured
By automobile                                                         $ 35,060

Note payable to a bank in monthly installments of $3,207
including interest at 9.75%, due October 2002, secured by
substantially all trade receivables, inventory and equipment          $ 66,014  $  94,866

                                                                      $101,074  $ 106,390
                                                                     ---------- ---------
Less current maturities                                               $ 38,788  $  32,500

Long-term debt, less current maturities                               $ 62,286  $  73,890
                                                                     ========== =========



Minimum future payments under long-term debt agreements for each of the next five years and in the aggregate are as follows:


         Year ended March 31,

                              2001      $    38,788
                              2002           40,258
                              2003            6,516
                              2004           15,512
                                        ------------
                                        $   101,074

                         L.L. Brown International, Inc.
                   Notes to Consolidated Financial Statements
                             March 31, 2001 and 2000


Note 6 - Advertising

Advertising costs are charged to operations when incurred, which amounted to $1,673 for 2001 and $3,211 for 2000.

Note 7 - Federal Income Taxes

At March 31, 2001 and 2000, the Company had net operating loss carryforwards of approximately $800,000 and $612,000 respectively, expiring in year 2014. The amount recorded as deferred tax assets as of March 31, 2001 and 2000 was approximately $264,000 and $202,000 respectively, which represents the amount of tax benefits arising from the loss of carryforwards. Due to the uncertainty regarding the Company's ability to generate taxable income in the future to realize the benefit from its deferred tax assets, the Company has established a valuation allowance of $264,000 and $202,000 against this deferred tax asset.

Note 8 - Commitments

The Company leases its administrative offices and certain equipment under operating leases expiring in 2003. The Company is obligated for minimum non-cancelable rental payments under the lease through its term as follows: Year ended March 31, 2001 $ 64,106 2002 55,920 2003 55,920

                                                     $          240,052
                                                     ===================


Note 9 - Related Party Transactions

The Company had advances of $ 12,557 and $ 13,211 to the Vice President as of March 31, 2001 and 2000 respectively.

Item 2. Management's Discussion and Analysis of Results of Operations.

General

     In March 2001, the Company issued an additional 26,000 shares of its restricted common stock to Neil Rand for continuing services performed by Mr. Rand d/b/a Corporate Imaging for the Company. Additionally, the Company issued 10,000 shares of its restricted common stock to Alan and Viola Ose for storage space in the Phoenix area and sold 1,000 shares to one (1) investor for $1,000. For such offering, the Company relied upon Section 4(2) of the Securities Act of 1933, as amended (the "Act"), Rule 506 of Regulation D promulgated thereunder
Section 517.061(11) of the Florida Code, Section 406-44A-506 of the Washington Code and Section 2 of Chapter 9 - Notice Filings for Public Securities and
Section 17-4-132 of the Wyoming Statutes.

     The facts relied upon to make the Florida exemption available include the following: (i) sales of the shares of common stock were not made to more than thirty-five (35) persons; (ii) neither the offer nor the sale of any of the shares was accomplished by the publication of any advertisement; (iii) all purchasers either had a preexisting personal or business relationship with one or more of the executive officers of the Company or, by reason of their business or financial experience, could be reasonably assumed to have the capacity to protect their own interests in connection with the transaction; (iv) each purchaser represented that he was purchasing for his own account and not with a view to or for sale in connection with any distribution of the shares; and (v) prior to sale, each purchaser had reasonable access to or was furnished all material books and records of the Company, all material contracts and documents relating to the proposed transaction, and had an opportunity to question the executive officers of the Company. Pursuant to Rule 3E-500.005, in offerings made under Section 517.061(11) of the Florida Statutes, an offering memorandum is not required; however each purchaser (or his representative) must be provided with or given reasonable access to full and fair disclosure of material information. An issuer is deemed to be satisfied if such purchaser or his representative has been given access to all material books and records of the issuer; all material contracts and documents relating to the proposed transaction; and an opportunity to question the appropriate executive officer.

     The facts relied upon to make the Washington Exemption applicable include the following: (i) the Company filed a completed SEC Form D with the Washington Department of Financial Institutions, Securities Division; (ii) the Form was filed not later than fifteen (15) days after the first sale; and (iii) the Company executed a Form U-2 consent to service of process, and (iv) the Company paid an appropriate filing fee of $300.00 to the Washington State Treasurer.

     The facts relied upon to make the Wyoming Exemption applicable include the following: (i) the sale was to not more that fifteen (15) persons within twelve
(12) months, (ii) the issuer reasonably believes that all the buyers are purchasing for investment purposes, (iii) no commission or other remuneration is paid for soliciting any prospective buyer in Wyoming, (iv) the Company filed a completed SEC Form D with the Wyoming Secretary of State; (v) the Company executed a Form U-2 consent to service of process in the state of Wyoming; and
(vi) the Company paid an appropriate filing fee of $200.00.

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

Results of Operations -For the Three Months Ending March 31, 2001 and March 31, 2000

Financial Condition, Capital Resources and Liquidity

     Through the 1st quarter ended March 31, 2000 and 2001 the Company recorded revenues of $114,760 and $106,938 respectively. The decrease in revenues was due to the fact that the Company focused on and entered into longer term contracts than it had in the past. Although this guaranteed the Company a steady revenue stream, packages for service and products were at bulk (lower) rates and resulted in decreased revenues.

     For the 1st quarter ended March 31, 2000 and 2001 the Company had general and administrative expenses of $77,532 and $119,709 respectively. This increase in expenses of $42,177 was due to the hiring of a full time chief of operations and computer programmer/webmaster and also the fees associated with having to prepare GAAP compliant quarterly and annual financial statements.

Net Losses

     Through the 1st quarter ended March 31, 2000 the Company reported a net loss of $7,973. Through the 1st quarter ended March 31, 2001 the Company reported a net loss of $115,926.

     The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing. The Company is currently seeking financing to allow it to continue its planned operations.

Employees

     At March 31, 2001, the Company employed three (3) persons. None of these employees are represented by a labor union for purposes of collective bargaining. The Company considers its relations with its employees to be excellent. The Company plans to employ additional personnel as needed upon product rollout to accommodate fulfillment needs.

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

         None.

Item 3. Defaults in Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matter was submitted during the quarter ending March 31, 2001, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5. Other Information

         None.

Item 6. Exhibits and Reports on Form 8-K

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.     Description
----------------------------------------------------------------------
2.1      [1]      Share Exchange Agreement between L.L. Brown International, Inc. and LL Brown
                  & Associates, Inc. dated March 14, 1998.

3.(i).1  [1]      Articles of Incorporation of Smart Industries, Inc. filed February 19, 1997.

3.(i).2  [1]      Certificate of Amendment of Articles of Incorporation changing name to L.L. Brown
                  International, Inc. filed March 24, 1998.

3.(ii).1 [1]      Bylaws of Smart Industries, Inc.

4.1      [1]      Form of Private Placement Offering of 1,600,000 common shares at $0.01 per share dated February 1997.

4.2      [1]      Form of Private Placement Offering of 500,000 common shares at $1.00 per share dated April 1998.

4.3      [1]      Renumbered as Exhibit 10.12.

10.1     [1]      Consulting Agreement between Neil Rand of Corporate Imaging and L.L. Brown dated March 2, 1998.

10.2     [1]      Renumbered as Exhibit 2.1.

10.3     [1]      Agreement between Steven Mundahl and Lester L. Brown to assist in writing auto-biography, dated September 1998.

10.4     [1]      Production Agreement between KBDI and Lester Brown dated September 1998.

10.5     [1]      Standard Industrial Lease between L.L. Brown and Cook Inlet Region, Inc. dated
                  January 1999.

10.6     [1]      Service Contract between L.L. Brown and the County of Washtenaw, dated
                  January 2000.

10.7     [1]      Agreement between L.L. Brown and Kern County for an Independent Thinking
                  Skills Training for CalWorks Participants, dated May 2000.

10.8     [1]      Client Service Contract between L.L. Brown and the State of Washington
                  Deportment of Social and Health Services, dated June 2000.

10.9     [1]      Non-Circumvention/Finder's Fee Agreement between L.L. Brown and David
                  Penney & Associates, dated September 2000.

10.10    [2]      Service Agreement between the Company and CWA District 7 dated December 5,
                  2000.

10.11    [2]      Service Agreement between the Company and Arizona, AFLCIO dated January 29,
                  2001.

10.12    [1]      Promissory Note between L.L. Brown and KeyBank National Association in the amount of $126,104.00 dated October 1998.

11.1     [3]      Statement re:  computation of per share earnings
---------------------

[1] Incorporated herein by reference to the Company's Registration Statement on Form 10-SB filed November 13, 2000.

[2] Incorporated herein by reference to the Company's Annual Report on Form 10KSB filed March 21, 2001.

[3]  Incorporated   herein  by  reference  to  the   Company's   First   Amended
     Registration Statement on Form 10SB filed April 5, 2001.

     (b)  No reports on Form 8-K have been filed.

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




                         L.L. Brown International, Inc.
                    ----------------------------------------
                                  (Registrant)


Date: May 7, 2001         By: /s/ Carolyn Scott Brown
                          ----------------------------------
                           Carolyn Scott Brown, President


                          By: /s/ Lester L. Brown
                          ----------------------------------
                           Lester L. Brown, Vice-President