Form 10QSB
period 2001-06-30
L L BROWN INTERNATIONAL INC
filed 2001-08-20
CIK 1103719

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: June 30, 2001

Commission file no.:  000-31935

                         L.L. Brown International, Inc.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

             Nevada                                            65-0729440
-------------------------------                      ---------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                               Identification No.)

19435 68th Avenue South, Suite S-105
Kent, Washington                                                 98032
---------------------------------------              ---------------------------
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

     As of June 30, 2001, there were 10,638,803 shares of voting stock of the registrant issued and outstanding.

                                     PART I

Item 1.           Financial Statements








                         L.L. Brown International, Inc.

                        Consolidated Financial Statements

                             June 30, 2001 and 2000

                         L.L. Brown International, Inc.



                                      INDEX


                                                                         Page

Consolidated Financial Statements

         Balance sheets...................................................F-1

         Statements of operations.........................................F-2

         Statements of stockholders' equity (deficit).....................F-3

         Statements of cash flows.........................................F-4

         Notes to financial statements....................................F-5

                         L.L. Brown International, Inc.
                           Consolidated Balance Sheets
                             June 30, 2001 and 2000

ASSETS
                                                                                   2001              2000
                                                                           ------------       -----------
         Current Assets
                  Cash and Cash Equivalents                                $          7       $     4,342
                  Accounts receivable net                                        22,648           153,084
                  Inventory                                                      50,154            81,923
                  Deposits                                                        7,854             7,854
                              Total current assets                               80,663           247,203
         Property and Equipment, net                                             48,972            26,098
                  Other Assets
                              Due from Stockholders                              12,557             6,387
TOTAL ASSETS                                                               $    142,192       $   279,688
                                                                           ============       ===========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
         Current Liabilities
                  Bank Overdrafts                                          $     19,046       $         0
                  Accounts Payable                                              250,621           160,549
                  Notes Payable                                                  22,164            23,104
                  Accrued payroll and business taxes                             53,695            52,506
                  Current maturities of long-term debt                           40,308            35,005
                              Total current liabilities                         385,834           271,164
         Long-term Debt, less current maturities                                 57,553            59,764
         Stockholders' Equity (Deficit)
                  Preferred stock, $.001 par value, 1,000,000
                     shares authorized, no shares issued
                  Common stock, $.001 par value, 20,000,000
                     shares authorized, 10,638,803 shares issued
                  and outstanding in 2001, 10,465,303 shares
         issued and outstanding in 2000                                          10,640            10,575
                  Additional paid-in capital                                    604,628           188,210
                  Accumulated deficit                                          (916,463)         (250,026)
                              Total Stockholders' Equity (Deficit)             (301,195)          (51,241)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $    142,192       $   279,688
(DEFICIT)
                                                                           ============       ===========


                             See accompanying notes
                                       F-1

                         L.L. Brown International, Inc.
                      Consolidated Statements of Operations
                 For the Six Months Ended June 30, 2001 and 2000


                                                                                2001                2000
                                                                        ------------       -------------
Revenues                                                                 $   255,600       $     527,709
Cost of Sales                                                                153,653             209,100
                                                                        ------------       -------------
Gross Profit                                                                 101,947             318,608
General & Administrative                                                 $   210,117       $     197,882
                                                                        ------------       -------------
                     Income (Loss) on Operations                            (108,170)            120,727
         Interest expenses                                                     8,168              17,957
                                                                        ------------       -------------
                     Income (Loss) before Income Taxes                      (116,338)            102,769
                     Income Taxes                                                 --                  --
                     Net Income (Loss)                                  $   (116,338)      $     102,769
                                                                        ============       =============

         Net Income (Loss) per share - basic and diluted                $     (0.011)      $        0.01
         Weighted Average Basic shares Outstanding                        10,553,803          10,534,185


                             See accompanying notes
                                       F-2

                         L.L. Brown International, Inc.
            Consolidated Statements of Stockholders' Equity (Deficit
                 For the Six Months Ended June 30, 2001 and 2000



                                                                                 Additional
                                          Common Stock                           paid - in       Accumulated
Beginning Balance                             Shares              Amount         capital          Deficit           Total
                                         -----------------    --------------    ------------    --------------    ------------
   December 31, 1999                            10,465,303       $    10,466    $    179,719       $  (352,795)     $ (162,610)

   Shares Purchased                                  8,500                 9           8,491                             8,500
   Shares Issued as                                 99,606               100                                               100
   Compensation (value $0.001)
   Net Income (Loss)                                                                                   102,769         102,769
Ending Balance
   June 30, 2000                                10,573,409       $    10,575    $    188,210       $  (250,026)     $  (51,241)
                                         =================    ==============    ============    ==============    ============



                                                                                 Additional
                                          Common Stock                           paid - in       Accumulated
Beginning Balance                             Shares              Amount         capital          Deficit           Total
                                         -----------------    --------------    ------------    --------------    ------------
   December 31, 2000                           10,602,803        $   10,604        $ 568,664     $    (800,125)    $  (220,857)
   Shares Purchased
   Shares Issued as
      Compensation (value $0.001)                  36,000                36           35,964                            36,000
   Net Income (Loss)                                                                                  (116,338)       (116,338)
Ending Balance
   June 30, 2001                               10,638,803        $   10,640        $ 604,628     $    (916,463)    $  (301,195)
                                         ================    ==============     ============    ===============   =============


                             See accompanying notes
                                       F-3

                         L.L. Brown International, Inc.
                      Consolidated Statements of Cash Flows
                 For the Six Months Ended June 30, 2001 and 2000



Cash flows from operating activities                                                        2001               2000
                                                                                ----------------      -------------
      Net Income (Loss)                                                            $   (116,338)       $    102,769
                                                                                ----------------      -------------
      Adjustments to reconcile net loss
          used in operating activities
                 Depreciation                                                              6,831              7,932
                 Stock issued in Lieu of Cash Compensation                                36,000                100
                 Changes in operating assets and liabilities
                     Accounts receivable                                                  18,552           (81,202)
                     Inventory                                                             2,630
                     Deposits
                     Accounts payable                                                     27,737           (14,223)
                     Accrued liabilities                                                     414             14,938
                                                                                ----------------      -------------
                 Total adjustments                                                        92,164           (72,455)
                                                                                ----------------      -------------
      Net cash provided (used) in operating activities                                  (24,174)             30,315
                                                                                ----------------      -------------

Cash flows from financing activities
      Proceeds from issuance of long-term debt
      Proceeds from issuance of common stock                                                                  8,500
      Bank Overdrafts                                                                     19,046           (17,831)
      Net borrowings (payments) on notes payable                                             214            (1,916)
      Principal payments on long-term debt                                               (7,325)           (16,634)
      Net advances to stockholders                                                             0                973

      Net cash provided by financing activities                                           11,935           (26,908)
                                                                                ----------------      -------------
Cash Flows from Investing Activities
      Purchases Property & Equipment                                                     (1,525)                ---
                                                                                ----------------      -------------
      Net cash provided (used) by Investing Activities                                   (1,525)                ---
Net increase(decrease) in cash                                                          (13,764)              3,406
                                                                                ----------------      -------------
Cash at Beginning of Year                                                                 13,771                936
Cash at June 30                                                                 $              7      $       4,342
                                                                                ================      =============

Supplemental disclosures of cash flow information
Cash paid during the period for interest                                        $         8,168       $     17,957
                                                                                ================      =============

                             See accompanying notes
                                       F-4

                         L.L. Brown International, Inc.
                   Notes to Consolidated Financial Statements
                             June 30, 2001 and 2000




Note 1 - Organization

L.L. Brown International, Inc. ("The Company") is a Nevada Corporation that conducts business from its headquarters in Kent, Washington. The Company was incorporated in February 1997 as Smart Industries, Inc., and changed its name to L.L. Brown International, Inc., in March 1998.

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


Note 2 - Summary of Significant Accounting Policies

Principles of consolidation

The consolidated financial statements include the accounts of L.L. Brown International, Inc., and its wholly owned subsidiary L.L. Brown & Associates, Inc. All significant intercompany balances and transactions have been eliminated.

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

                         L.L. Brown International, Inc.
                   Notes to Consolidated Financial Statements
                             June 30, 2001 and 2000

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

Stock-based Compensation

The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations and to elect the disclosure option of SFAS No. 123, "Accounting for Stock-Based Compensation". Accordingly, compensation costs for stock options issued to employees is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

Note 3 -- Property and Equipment

The following is a summary of property and equipment, at cost:

                                                      2001            2000
                                                      ----            ----
Office Equipment                                   $    85,584   $      84,058
Furniture & Fixtures                                    45,122          45,122
Vehicles                                                42,775          29,740
Leasehold improvements                                   6,227           6,227

Less:   Accumulated depreciation & amortization    $   179,708   $     165,147
                                                      (130,736)      ( 139,049)
                                                   $    48,972   $      26,098
                                                   ============  ==============

                         L.L. Brown International, Inc.
                   Notes to Consolidated Financial Statements
                             June 30, 2001 and 2000

Note 4 - Notes Payable

Notes payable to banks consisted of the following:                                2001        2000
                                                                                  ----         ----
The Company is obligated under a demand note payable to a bank on which         $    9,525   $   10,000
interest accrues at 9.75%. The note is secured by substantially all trade receivables, inventory and equipment.

A line of credit under which the Company may borrow up to $15,000, is           $   12,639   $   13,104
payable to a bank in interest only installments at 14.5%
                                                                                $   22,164   $   23,104
                                                                                ==========   ==========

Note 5 - Long-term Debt

Long-term debt consists of the following:                                        2001           2000
                                                                                 ----           ----
Note payable to a bank in monthly installments of $548 including interests at
9.75%, due December 2001, secured by automobile, Vehicle was traded in on
August 8, 2000, debt was liquidated                                             $            $  9,388

Lease payable to Renton Lincoln in monthly installments of $543, with balloon payment of $18,226.60 at the end of 36 months, secured by
automobile                                                                      $  34,517

Note payable to a bank in monthly installments of $3,207 including interest at 9.75%, due October 2002, secured by substantially all trade receivables,
inventory and equipment                                                         $  63,344    $ 85,381
                                                                                ----------   --------

                                                                                $  97,861    $ 94,769
                                                                                ----------   --------
Less current maturities                                                         $  40,308    $ 35,005
Long-term debt, less current maturities                                         $  57,553    $ 59,764
                                                                                ==========   ========


Minimum future payments under long-term debt agreements for each of the next five years and in the aggregate are as follows:

Year ended March 31,
                    2001      $  38,788
                    2002         40,258
                    2003          6,516
                    2004         15,512
                    ---------------------
                              $ 101,074

                         L.L. Brown International, Inc.
                   Notes to Consolidated Financial Statements
                             June 30, 2001 and 2000


Note 6 - Advertising

Advertising costs are charged to operations when incurred, which amounted to $1,773 for 2001 and $9,628 for 2000.

Note 7 - Federal Income Taxes

At June 30, 2001 and 2000, the Company had net operating loss carry forwards of approximately $800,000 and $350,000 respectively, expiring in year 2014. The amount recorded as deferred tax assets as of June 30, 2001 and 2000 were approximately $264,000 and $130,000 respectively, which represents the amount of tax benefits arising from the loss of carry forwards. Due to the uncertainty regarding the Company's ability to generate taxable income in the future to realize the benefit from its deferred tax assets, the Company has established a valuation allowance of $264,000 and $130,000 against this deferred tax asset.

Note 8 - Commitments

The Company leases its administrative offices and certain equipment under operation leases expiring in 2003. The Company is obligated for minimum non-cancelable rental payments under the lease through its term as follows:

Year ended March 31,
                    2001    $   64,106
                    2002        55,920
                    2003        55,920
                    -------------------
                            $  240,052

Note 9 - Related Party Transactions

The Company had advances of $12,557 and $6,387 to the Vice President as of June 30, 2001 and 2000 respectively.

Item 2. Management's Discussion and Analysis of Results of Operations.

General

     During the quarter, the Company was engaged to provide its Independent Thinking Skills for Youth training seminar with anticipated revenues of $13,100, its Leadership Academy Program with anticipated revenues of $10,000 and its Capitalizing on Change speech with anticipated revenues of $2000.

Discussion and Analysis

     L.L. Brown International, Inc., a Nevada corporation, of which L.L. Brown and Associates, Inc., a Washington corporation ("LLBA") is a wholly owned subsidiary (collectively the "Company") has been engaged in the motivational training business since its inception in February 1997. In March 1998, the Company acquired LLBA formed in September 1992 as a wholly-owned subsidiary, which was also engaged in the motivational training business. Both the Company's and LLBA's founding philosophies arose from the diversified experience of their management in the motivational training and related industries.

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

Results of  Operations  -For the Three Months  Ending June 30, 2001 and June 30,
2000

Financial Condition, Capital Resources and Liquidity

     For the 2nd quarter ended June 30, 2001 and 2000 the Company recorded revenues of $255,600 and $527,709 respectively. The decrease in revenues was due to the fact that last year (this quarter), the Company had three (3) large ongoing contracts with welfare agencies, two (2) of which did not receive funding this year and for which the Company no longer provides services.

   For the 2nd quarter ended June 30, 2001 and 2000 the Company had general and administrative expenses of $210,117 and $197,882 respectively.

Net Losses

     For the 2nd quarter ended June 30, 2001 the Company reported a net loss of $116,338. For the 2nd quarter ended June 30, 2000 the Company reported a net loss of $102,769.

     The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing. The Company is currently seeking financing to allow it to continue its planned operations.

Employees

     At June 30, 2001, the Company employed three (3) persons. None of these employees are represented by a labor union for purposes of collective bargaining. The Company considers its relations with its employees to be excellent. The Company plans to employ additional personnel as needed upon product rollout to accommodate fulfillment needs.

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

   None.

Item 3.           Defaults in Senior Securities

   None

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matter was submitted during the quarter ending June 30, 2001, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

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

3.(ii).1[1]      Bylaws of Smart Industries, Inc.

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

                         L.L. Brown International, Inc.
                    ----------------------------------------
                                  (Registrant)


Date: August 20, 2001    By: /s/ Carolyn Scott Brown
                         -----------------------------------
                         Carolyn Scott Brown, President


                         By: /s/ Lester L. Brown
                         ------------------------------------
                         Lester L. Brown, Vice-President