Form 10QSB
period 2001-09-30
L L BROWN INTERNATIONAL INC
filed 2001-11-14
CIK 1103719

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: September 30, 2001

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

     Indicate by Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.

                  Yes  X        No
                      ---         ----

     As of September 30, 2001, there were 10,638,803 shares of voting stock of the registrant issued and outstanding.

                                     PART I

Item 1.           Financial Statements





                         L.L. Brown International, Inc.
                        Consolidated Financial Statements
                           September 30, 2001 and 2000




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

         Statements of operations............................................F-2

         Statements of stockholders' equity (deficit)........................F-3

         Statements of cash flows............................................F-4

         Notes to financial statements.......................................F-5

                         L.L. Brown International, Inc.
                           Consolidated Balance Sheets
                           September 30, 2001 and 2000

                                     ASSETS

                                                                                   2001              2000
                                                                                   ----              ----
         Current Assets
                  Cash and Cash Equivalents                               $         519    $            0
                  Accounts receivable net                                        29,612            18,274
                  Inventory                                                      53,163            81,923
                  Deposits                                                        7,854             7,854
                              Total current assets                               91,148           108,051
         Property and Equipment, net                                             45,656            58,511
                  Other Assets
                              Due from Stockholders                              12,557            10,624
TOTAL ASSETS                                                              $     149,361    $      177,185
                                                                          =============    ==============
                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                                                                          =============    ==============
         Current Liabilities
                  Bank Overdrafts                                         $       8,961    $        7,890
                  Accounts Payable                                              261,332           155,246
                  Notes Payable                                                  22,164            22,602
                  Accrued payroll and business taxes                             55,536            51,833
                  Current maturities of long-term debt                           44,217            38,787
                              Total current liabilities                         392,210           276,358
         Long-term Debt, less current maturities                                 34,958            77,230
         Stockholders' Equity (Deficit)
                  Preferred stock, $.001 par value, 1,000,000
                     shares authorized, no shares issued
                  Common stock, $.001 par value, 20,000,000
                     shares authorized, 10,638,803 shares issued
                  and outstanding in 2001, 10,465,303 shares
                  issued and outstanding in 2000                                 10,640            10,580
                  Additional paid-in capital                                    604,628           188,210
                  Accumulated deficit                                         (893,074)         (375,193)
                              Total Stockholders' Equity (Deficit)            (277,806)         (176,403)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                      $    149,361     $     177,186

                                                                          =============    ==============


                             See accompanying notes

                         L.L. Brown International, Inc.
                      Consolidated Statements of Operations
              For the Nine Months Ended September 30, 2001 and 2000


                                                                         2001           2000
                                                                         ----           ----
Revenues                                                       $      413,563   $    625,663
Cost of Sales                                                         211,028        325,970
                                                               --------------   ------------
Gross Profit                                                          202,535        299,693
General & Administrative                                       $      284,031   $    300,851
                                                               --------------   ------------
                     Income (Loss) on Operations                      (81,496)        (1,158)
         Interest expenses                                             11,453         21,240
                                                               --------------   ------------
                     Income (Loss) before Income Taxes                (92,949)       (22,398)
                     Income Taxes                                          --             --
                     Net Income (Loss)                         $      (92,949)  $    (22,398)
                                                               ==============   ============

         Net Income (Loss) per share - basic and diluted       $       (0.009)  $     (0.002)
         Weighted Average Basic shares Outstanding                 10,608,723     10,556,414





                             See accompanying notes

                         L.L. Brown International, Inc.
            Consolidated Statements of Stockholders' Equity (Deficit
              For the Nine Months Ended September 30, 2001 and 2000



                                                              Additional
                                   Common Stock                paid-in    Accumulated
Beginning Balance                     Shares       Amount      capital      Deficit        Total
                                      -------     --------     -------      --------      ------
   December 31, 1999                10,465,303   $ 10,466    $ 179,719     $ (352,795)  $(162,610)

   Shares Purchased                      8,500          9    $   8,491                       8,500
   Shares Issued as                    104,840        105                                      105
   Compensation (value $0.001)
   Net Income (Loss)                                                          (22,398)    (22,398)
Ending Balance
   September 30, 2000               10,578,643   $ 10,580    $ 188,210     $ (375,193)  $(176,403)
                                   ===========  =========  ===========    ============  ==========


                                                           Additional
                                    Common Stock             paid-in     Accumulated
Beginning Balance                      Shares      Amount    capital       Deficit         Total
                                       -------    --------   -------       --------       ------
   December 31, 2000                 10,602,803   $10,604  $ 568,664       ($800,125)   $(220,857)
   Shares Purchased
   Shares Issued as
      Compensation (value $0.001)        36,000        36     35,964                        36,000
   Net Income (Loss)                                                         (92,949)     (92,949)
Ending Balance
   September 30, 2001                10,638,803  $ 10,640  $ 604,628      $( 893,074)   $(277,806)
                                    ===========  ========  =========     ============   ==========






                             See accompanying notes

                         L.L. Brown International, Inc.
                      Consolidated Statements of Cash Flows
              For the Nine Months Ended September 30, 2001 and 2000



Cash flows from operating activities                                     2001           2000
                                                                         ----           ----
      Net Income (Loss)                                        $      (92,949)  $    (22,398)
                                                               --------------   ------------
      Adjustments to reconcile net loss
          used in operating activities
                 Depreciation                                          10,146         11,850
                 Stock issued in Lieu of Cash Compensation             36,000            105
                 Changes in operating assets and liabilities
                     Accounts receivable                               11,588         53,608
                     Inventory                                           (378)
                     Deposits
                     Accounts payable                                  38,448        (19,526)
                     Accrued liabilities                                2,255         18,048
                                                               --------------   ------------
                 Total adjustments                                     98,059         64,085
                                                               --------------   ------------
      Net cash provided (used) in operating activities                  5,110         41,687
                                                               --------------   ------------

Cash flows from financing activities
      Proceeds from issuance of long-term debt
      Proceeds from issuance of common stock                                           8,500
      Bank Overdrafts                                                   8,961         (9,941)
      Net borrowings (payments) on notes payable                          214         (2,418)
      Principal payments on long-term debt                            (26,012)           832
      Net advances to stockholders                                          0         (3,264)

      Net cash provided by financing activities                       (16,837)        (6,291)
                                                               --------------   ------------
Cash Flows from Investing Activities
        Dispositions of Property & Equipment                                           6,442
      Purchases Property & Equipment                                   (1,525)       (42,774)
                                                               --------------   ------------
      Net cash provided (used) by Investing Activities                 (1,525)       (36,332)
Net increase(decrease) in cash                                        (13,252)          (936)
                                                               --------------   ------------
Cash at Beginning of Year                                              13,771            936
Cash at September 30                                           $          519   $          0
                                                               ==============   ============
Supplemental disclosures of cash flow information
Cash paid during the period for interest                       $       11,453   $     21,240
                                                               ==============   ============

                             See accompanying notes

                         L.L. Brown International, Inc.
                   Notes to Consolidated Financial Statements
                           September 30, 2001 and 2000




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

                         L.L. Brown International, Inc.
                   Notes to Consolidated Financial Statements
                           September 30, 2001 and 2000

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

Note 3 -- Property and Equipment

The following is a summary of property and equipment, at cost:

                                                      2001                   2000
                                                      ----                   ----
Office Equipment                                    $     85,584    $      84,058
Furniture & Fixtures                                      45,122           45,122
Vehicles                                                  42,775           42,775
Leasehold improvements                                     6,227            6,227

Less:   Accumulated depreciation & amortization      $   179,708     $    178,182
                                                       (134,052)       ( 119,672)
                                                    $     45,656    $      58,510
                                                    ============    =============

                         L.L. Brown International, Inc.
                   Notes to Consolidated Financial Statements
                           September 30, 2001 and 2000

Note 4 - Notes Payable

Notes payable to banks consisted of the following:                              2001              2000
                                                                                ----              ----
The  Company is  obligated  under a demand  note  payable to a bank on which interest  accrues at 9.75%. The note is secured by substantially
all trade receivables, inventory and equipment.                              $    9,525        $    9,525

A line of  credit  under  which  the  Company  may  borrow  up to
$15,000,  is payable to a bank in interest only  installments  at
14.5%                                                                        $   12,639        $   13,077

                                                                             $   22,164        $   22,602
                                                                             ==========        ==========

Note 5 - Long-term Debt

Long-term debt consists of the following:                                       2001              2000
                                                                                ----              ----
Note payable to a bank in monthly  installments of $548 including interests at 9.75%,  due December  2001,  secured by  automobile,
Vehicle was traded in on August 8, 2000, debt was liquidated                 $        0        $        0

Lease payable to Renton Lincoln in monthly  installments  of
$543,  with balloon  payment of  $18,226.60 at the end of 36
months, secured by automobile                                                $   34,517        $   37,775

Note  payable to a bank in monthly  installments  of $3,207  including interest at 9.75%,  due October  2002,  secured by  substantially  all
trade receivables, inventory and equipment                                   $   44,658        $   78,243
                                                                             ----------        ----------
                                                                             $   79,175        $  116,018
                                                                             ----------        ----------
Less current maturities                                                      $   42,217        $   38,788
Long-term debt, less current maturities                                      $   34,958        $   77,230
                                                                             ==========        ==========


Minimum future payments under long-term debt agreements for each of the next five years and in the aggregate are as follows:

Year ended September 30,
                            2001   $    38,788
                            2002        40,258
                            2003         6,516
                            2004        15,512
                            -----  -----------
                                   $   101,074

                         L.L. Brown International, Inc.
                   Notes to Consolidated Financial Statements
                           September 30, 2001 and 2000


Note 6 - Advertising

Advertising costs are charged to operations when incurred, which amounted to $1,998 for 2001 and $9,628 for 2000.

Note 7 - Federal Income Taxes

At September 30, 2001 and 2000, the Company had net operating loss carry forwards of approximately $800,000 and $350,000 respectively, expiring in year 2014. The amount recorded as deferred tax assets as of September 30, 2001 and 2000 were approximately $264,000 and $130,000 respectively, which represents the amount of tax benefits arising from the loss of carry forwards. Due to the uncertainty regarding the Company's ability to generate taxable income in the future to realize the benefit from its deferred tax assets, the Company has established a valuation allowance of $264,000 and $130,000 against this deferred tax asset.

Note 8 - Commitments

The Company leases its administrative offices and certain equipment under operation leases expiring in 2003. The Company is obligated for minimum non-cancelable rental payments under the lease through its term as follows:

Year ended September 30,
                                2001     $   64,106
                                2002         55,920
                                2003         55,920
                                -----   -----------
                                         $  240,052

Note 9 - Related Party Transactions

The Company had advances of $12,557 and $10,624 to the Vice President as of September 30, 2001 and 2000 respectively.

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

Results of Operations -For the Three Months Ending September 30, 2001 and September 30, 2000

Financial Condition, Capital Resources and Liquidity

     For the 3rd quarter ended September 30, 2001 and 2000 the Company recorded revenues of $413,563 and $625,663 respectively. The decrease in revenues was due to the fact that last year (this quarter), the Company had three (3) large ongoing contracts with welfare agencies, two (2) of which did not receive funding this year and for which the Company no longer provides services.

     For the 3rd quarter ended September 30, 2001 and 2000 the Company had general and administrative expenses of $300,851 and $284,031 respectively.

Net Losses

     For the 3rd quarter ended September 30, 2001 the Company reported a net loss of $92,949. For the 3rd quarter ended September 30, 2000 the Company reported a net loss of $22,398.

     The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing. The Company is currently seeking financing to allow it to continue its planned operations.

Employees

     At September 30, 2001, the Company employed three (3) persons. None of these employees are represented by a labor union for purposes of collective bargaining. The Company considers its relations with its employees to be excellent. The Company plans to employ additional personnel as needed upon product rollout to accommodate fulfillment needs.

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

   None.

Item 3. Defaults in Senior Securities

   None

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matter was submitted during the quarter ending September 30, 2001, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

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

10.9      [1]  Non-Circumvention/Finder's Fee Agreement between L.L. Brown and David
               Penney & Associates, dated September 2000.

10.10     [2]  Service Agreement between the Company and CWA District 7 dated December 5,
               2000.

10.11     [2]  Service Agreement between the Company and Arizona, AFLCIO dated January 29,
               2001.

10.12     [1]  Promissory Note between L.L. Brown and KeyBank National Association in the amount of $126,104.00 dated October 1998.

11.1      [3]  Statement re:  computation of per share earnings.

16.1      [4]  Letter on change of certifying accountant pursuant to Regulation SK Section
                 304(a)(3).

16.2      [5]  Letter on change of certifying accountant pursuant to Regulation SK Section
               304(a)(3).

---------------------

[1] Incorporated herein by reference to the Company's Registration Statement on Form 10-SB filed November 13, 2000.
[2] Incorporated herein by reference to the Company's Annual Report on Form 10KSB filed March 21, 2001.
[3] Incorporated herein by reference to the Company's First Amended Registration Statement on Form 10SB filed April 5, 2001.
[4] Incorporated herein by reference to the Company's Current Report on Form 8K filed August 17, 2001.
[5] Incorporated herein by reference to the Company's amended Current Report on Form 8K filed August 27, 2001.
*    Filed Herewith.

     (b) A report on Form 8-K was filed on August 17, 2001 to disclose a change in the Registrant's Certifying Accountant. On August 27, 2001, the Registrant filed an amended Current Report on Form 8-K to disclose additional information regarding the change of accountants at the request of the Commission.

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



                         L.L. Brown International, Inc.
                    ----------------------------------------
                                  (Registrant)


Date: November 12, 2001      By: /s/ Carolyn Scott Brown
                             ----------------------------------
                             Carolyn Scott Brown, President


                             By: /s/ Lester L. Brown
                             ----------------------------------
                             Lester L. Brown, Vice-President