Form 10KSB
period 2001-12-31
L L BROWN INTERNATIONAL INC
filed 2002-03-27
CIK 1103719

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10-KSB
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2001

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to ________________

Commission File No.: 000-31935

                         L.L. Brown International, Inc.
                  --------------------------------------------
               (Name of small business registrant in its charter)

         Nevada                                             65-0729440
-------------------------------                      ---------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                              Identification No.)

19435 68th Avenue South, Suite S-105
Kent, Washington                                              98032
-----------------------------------------            ---------------------------
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

                  Yes  X                 No
                      -----                 -----

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State registrant's revenues for its most recent fiscal year. $621,541

     Of the 10,913,803 shares of voting stock of the registrant issued and outstanding as of December 31, 2001, 2,144,803 shares were held by non-affiliates. The aggregate market value of the voting stock held by non-affiliates as of March 12, 2002 is $321,720.45.

                                     PART I

Item 1. Description of Business

     (a)  Business Development

     L.L. Brown International, Inc. (the "Company," or "L.L. Brown") is incorporated in the State of Nevada. The Company was originally incorporated as Smart Industries, Inc. on February 19, 1997. The Company's common stock is presently quoted on the Over the Counter Bulletin Board under the symbol "LLBR" and has been since December 20, 2001. Its executive offices are presently located at 19435 68th Avenue South, Suite S-105, Kent, Washington 98032. Its telephone number is (425) 251-8086 and its facsimile number is (425) 251-8062.

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

     In August 2001, the Company's services were engaged by The Seminole Tribe of Florida. Training was performed in September, October and November 2001, for which the Company received $49,800.

     In December 2001, the Company issued 275,000 shares of its common stock to Donald F. Mintmire for legal services. For such offering, the Company relied upon the 506 Exemption and Section 517.061(11) of the Florida Code.

     The facts relied upon in Florida include: (i) sales of the shares of common stock were not made to more than 35 persons; (ii) neither the offer nor the sale of any of the shares was accomplished by the publication of any advertisement;
(iii) all purchasers either had a preexisting personal or business relationship with one or more of the executive officers of the Company or, by reason of their business or financial experience, could be reasonably assumed to have the capacity to protect their own interests in connection with the transaction; (iv) each purchaser represented that he was purchasing for his own account and not with a view to or for sale in connection with any distribution of the shares; and (v) prior to sale, each purchaser had reasonable access to or was furnished all material books and records of the Company, all material contracts and documents relating to the proposed transaction, and had an opportunity to question the executive officers of the Company. Pursuant to Rule 3E-500.005, in offerings made under Section 517.061(11) of the Florida Statutes, an offering memorandum is not required; however each purchaser (or his representative) must be provided with or given reasonable access to full and fair disclosure of material information. An issuer is deemed to be satisfied if such purchaser or his representative has been given access to all material books and records of the issuer; all material contracts and documents relating to the proposed transaction; and an opportunity to question the appropriate executive officer. In that regard, Carolyn Scott Brown supplied such information and was available for such questioning.

     In January 2002, the Company entered into a consulting agreement with Capital Research Group, Inc. to provide services for management consulting, business advisory, shareholder information and public relations for the Company. The term of the agreement is for a period of 3 months. For such services, the Company committed to arrange for a third party to transfer 200,000 shares of the Company's unrestricted common stock to the consultant. See Part I, Item 1. "Description of Business - (b) Business of Registrant - Employees and
Consultants"; and Part III, Item 12. "Certain Relationships and Related Transactions".

     In January 2002, the Company issued 700,000 shares of its unrestricted common stock to Shirlene Fant Rand for consulting services pursuant to a Registration Statement on Form S-8 filed January 25, 2002.

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

     The Company was formed in February 1997 and had minimal operations until March 1998, when it acquired LLBA. L.L. Brown is a public educational corporation which designs and markets curricula and training materials that teach people how to make positive changes in their lives. Its principle purpose is to teach techniques in critical thinking, self-image psychology and self motivation which helps people to improve the quality of their lives.

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

Employees and Consultants

     At December 31, 2001, the Company employed five (5) persons. None of these employees are represented by a labor union for purposes of collective bargaining. The Company considers its relations with its employees to be excellent. The Company plans to employ additional personnel as needed.

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

     In January 2002, the Company entered into a consulting agreement with Capital Research Group, Inc. to provide services for management consulting, business advisory, shareholder information and public relations for the Company. The term of the agreement is for a period of 3 months. For such services, the Company committed to arrange for a third party to transfer 200,000 shares of the Company's unrestricted common stock to the consultant. Part III, Item 12. "Certain Relationships and Related Transactions".

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

Item 4. Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of the Company's shareholders, through the solicitation of proxies or otherwise from the Company's inception to the close of the 2001 fiscal year ended December 31, 2001, covered by this report.

Item 5. Market for Common Equity and Related Stockholder Matters.

     Shares of the Company's common stock are quoted on the Over the Counter Bulletin Board ("OTCBB").

     The shares quoted are subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the Exchange Act"), commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

     The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on The NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the registrant's net tangible assets; or exempted from the definition by the Commission. Trading in the shares is subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse.

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

     As of December 31, 2001, there were one hundred thirty-two (132) holders of record of the Company's common stock.

     As of December 31, 2001, the Company had 10,913,803 shares of its common stock issued and outstanding, 9,155,700 of which were restricted Rule 144 shares and 1,758,103 of which were free-trading. Of the Rule 144 shares, 8,769,000 shares are been held by affiliates of the Company for more than one (1) year.

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

Results of  Operations  - For the Year Ended  December 31, 2000 and December 31,
2001

Revenues

     Revenues for the year ended December 31, 2000 were $824,374 and for the year ended December 31, 2001 were $621,541. The reason for the decrease of $202,833 was due to the cut back on staff to improve profits. Also, the company sought out new corporate business and created new markets for the company's training materials.

Operating Expenses

     General and Administrative Expenses for the year ended December 31, 2000 were $548,920 versus $465,558 for the year ended December 31, 2001. Net loss was $187,881 and $90,554 respectively.

Assets and Liabilities

     Assets were $182,443 as of December 31, 2000, and $134,324 for the year ended December 31, 2001. As of December 31, 2001, assets consisted primarily of inventory and property and equipment, net with a combined net book value of $78,120. Liabilities were $337,291 and $386,079 as of December 31, 2000 and December 31, 2001 respectively. As of December 31, 2001 liabilities consisted primarily of accounts payable in the amount of $270,583.

Stockholders' Deficit

     Stockholders' deficit was ($220,857) as of December 31, 2000 and ($275,411) as of December 31, 2001.

Financial Condition, Liquidity and Capital Resources

     At December 31, 2000 the Company had cash and cash equivalents of $13,771 as compared to $11,635 as of December 31, 2001.

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

Item 7. Financial Statements

     The Company's financial statements have been examined to the extent indicated in their reports by Melton & Co., P.C. and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-B as promulgated by the Securities and Exchange Commission and are included herein, on Page F-1 hereof in response to Part F/S of this Form 10-KSB.

                         L.L. Brown International, Inc.

                        Consolidated Financial Statements

                           December 31, 2001 and 2000

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

         Statements of operations............................................F-2

         Statements of stockholders' equity (deficit)........................F-3

         Statements of cash flows............................................F-4

         Notes to financial statements.......................................F-5

Melton & Co., P.C.
----------------------
Certified Public Accountants


                          INDEPENDENT AUDITOR'S REPORT

The Board of Directors
L.L. Brown International Inc.
Kent ,Washington

We have audited the accompanying consolidated balance sheet of L.L. Brown International, Inc. as of December 31, 2001 and the related consolidated statements of operations, stockholders equity(deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement based on our audit. The financial statements of L.L. Brown International, Inc. as of December 31, 2000 and the year then ended were audited by other auditors whose report dated March 2, 2001, expressed an unqualified opinion on those statements.


We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects the consolidated financial position of L.L. Brown International Inc. as of December 31, 2001 and the consolidated results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompany financial statements have been prepared assuming that the company will continue as a going concern. As discussed in note 10 to the financial statements, the Company has experienced significant operating losses. The Company's financial position and operating results raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/s/ Melton & Co. P.C.
March 2, 2002


               615 Griswaold, Suite 320 * Detroit, Michigan 48226
                     (313) 965-9504 * (313) 965-9571 (Fax)

                         L.L. Brown International, Inc.
                           Consolidated Balance Sheets
                           December 31, 2001 and 2000

                  ASSETS

                                                                                         2001                  2000
                                                                                -------------        --------------
         Current Assets
                  Cash and Cash Equivalents                                     $      11,635        $       13,771
                  Accounts receivable net                                              27,319                41,400
                  Inventory                                                            40,996                52,785
                  Deposits                                                              7,854                 7,854
                                                                                -------------        --------------
                              Total current assets                                     87,804               115,609
                                                                                -------------        --------------
         Property and Equipment, net                                                   37,124                54,276
                                                                                -------------        --------------
                  Other Assets
                              Due from Stockholders                                     9,396                12,557
                                                                                -------------        --------------
TOTAL ASSETS                                                                      $   134,324        $      182,443
                                                                                =============        ==============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
         Current Liabilities
                  Accounts Payable                                               $    270,583        $      222,884
                  Notes Payable                                                         9,525                21,950
                  Accrued payroll and business taxes                                   55,475                53,281
                  Current maturities of long-term debt                                 50,496                39,175
                                                                                -------------        --------------
                              Total current liabilities                               386,079               337,291
                                                                                -------------        --------------
         Long-term Debt, less current maturities                                       23,656                66,009
                                                                                -------------        --------------
         Stockholders' Equity (Deficit)
                  Preferred stock, $.001 par value, 1,000,000
                     shares authorized, no shares issued
                  Common stock, $.001 par value, 20,000,000 shares authorized,
                     10,638,803 shares issued and outstanding in 2001,
                     10,465,303 shares
                     issued and outstanding in 2000                                    10,640                10,604
                  Additional paid-in capital                                          604,628               568,664
                  Accumulated deficit                                               (890,679)             (800,125)
                                                                                -------------        --------------
                              Total Stockholders' Equity (Deficit)                  (275,411)             (220,857)
                                                                                -------------        --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $ 134,324         $     182,443
(DEFICIT)                                                                       =============        ==============


                             See accompanying notes

                         L.L. Brown International, Inc.
                      Consolidated Statements of Operations
                 For the Years Ended December 31, 2001 and 2000


                                                                              2001                2000
                                                                          --------------       -------------
Revenues                                                                  $     621,541        $    824,374
Cost of Sales                                                                   233,332             442,004
                                                                          --------------       -------------
Gross Profit                                                                    388,209             382,370
General & Administrative                                                  $     465,558        $    548,920
                                                                          --------------       -------------
                     Income (Loss) on Operations                                (77,349)           (166,550)
         Interest expenses                                                       13,205              21,331
                                                                          --------------       -------------
                     Income (Loss) before Income Taxes                          (90,554)           (187,881)
                     Income Taxes                                                     --                  --
                     Net Income (Loss)                                    $     (90,554)       $   (187,881)
                                                                          ==============       =============

         Net Income (Loss) per share - basic and diluted                  $      (0.009)       $     (0.018)
         Weighted Average Basic shares Outstanding                           10,620,803          10,562,454









                             See accompanying notes

                         L.L. Brown International, Inc.
            Consolidated Statements of Stockholders' Equity (Deficit
                 For the Years Ended December 31, 2001 and 2000



                                              Common Stock                      Additional      Accumulated
                                                Shares          Amount      paid - in capital    Deficit         Total
                                             --------------    ---------    ----------------    -----------    ----------
Beginning Balance
     December 31, 1999                           10,465,303     $ 10,466           $ 431,302    $ (612,244)    $(170,476)
     Shares Purchased                                 9,500           10         $     9,490                        9,500
   Shares Issued as                                 128,000          128             127,872                      128,000
   Compensation (value $0.001)
   Net Income (Loss)                                                                              (187,881)     (187,881)
Ending Balance
   December 31, 2000                             10,602,803     $ 10,604           $ 568,664    $ (800,125)    $(220,857)
                                             ==============    =========    ================    ===========    ==========



                                              Common Stock                     Additional      Accumulated
                                                Shares          Amount      paid - in capital    Deficit         Total
                                             --------------    ---------    ----------------    -----------    ----------
Beginning Balance
   December 31, 2000                             10,602,803    $  10,604    $        568,664    $  (800,125)   $ (220,857)
   Shares Purchased
   Shares Issued as
      Compensation (value $0.001)                    36,000           36              35,964                       36,000
   Net Income (Loss)                                                                                (90,554)      (90,554)
Ending Balance
   December 31, 2001                             10,638,803    $  10,640    $        604,628    $ ( 890,679)   $ (275,411)
                                             ==============    =========    ================    ============   ===========




                             See accompanying notes

                         L.L. Brown International, Inc.
                      Consolidated Statements of Cash Flows
                 For the Years Ended December 31, 2001 and 2000

Cash flows from operating activities                                              2001              2000
                                                                      ----------------    --------------

      Net Income (Loss)                                               $        (90,554)   $     (187,881)
                                                                      ----------------    --------------
      Adjustments to reconcile net loss
          used in operating activities
                 Depreciation                                                   12,047            16,084
                 Stock issued in Lieu of Cash Compensation                      36,000           128,000
                 Changes in operating assets and liabilities
                     Accounts receivable                                        13,881            22,816
                     Inventory                                                  11,789            29,138
                     Deposits
                     Accounts payable                                           47,699            48,112
                     Accrued liabilities                                         2,194            19,884
                                                                      ----------------    --------------
                 Total adjustments                                             123,610           264,034
                                                                      ----------------    --------------
      Net cash provided (used) in operating activities                          33,056            76,154
                                                                      ----------------    --------------
Cash flows from financing activities
      Proceeds from issuance of long-term debt
      Proceeds from issuance of common stock                                                       9,500
      Bank Overdrafts                                                                            (17,831)
      Net borrowings (payments) on notes payable                               (12,425)           (3,070)
      Principal payments on long-term debt                                     (31,032)          (10,389)
      Net advances to stockholders                                               3,161            (5,197)

      Net cash provided by financing activities                                (40,296)          (26,987)
                                                                      ----------------    --------------
Cash Flows from Investing Activities
        Dispositions of Property & Equipment                                     6,629             6,442
      Purchases Property & Equipment                                            (1,525)          (42,774)
                                                                      ----------------    --------------
      Net cash provided (used) by Investing Activities                          (1,525)          (36,332)
Net increase(decrease) in cash                                                  (2,136)           12,835
                                                                      ----------------    --------------
Cash at Beginning of Year                                                       13,771               936
Cash at December 31                                                   $         11,635    $       13,771
                                                                      ================    ==============
Supplemental disclosures of cash flow information
Cash paid during the period for interest                              $         13,205    $       21,331
                                                                      ================    ==============



                             See accompanying notes

                         L.L. Brown International, Inc.
                   Notes to Consolidated Financial Statements
                           December 31, 2001 and 2000




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

                         L.L. Brown International, Inc.
                   Notes to Consolidated Financial Statements
                           December 31, 2001 and 2000

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

Note 3 -- Property and Equipment

The following is a summary of property and equipment, at cost:

                                                                   2001              2000
                                                             ------------       -----------
Office Equipment                                             $     72,072       $    84,058
Furniture & Fixtures                                               39,758            45,122
Vehicles                                                           42,775            42,775
Leasehold improvements                                              6,227             6,227
                                                             ------------       -----------
                                                             $    160,832       $   178,182
Less:   Accumulated depreciation & amortization                 (123,708)          (123,906)
                                                             ------------       -----------
                                                             $     37,124       $    54,276
                                                             ============       ===========

                         L.L. Brown International, Inc.
                   Notes to Consolidated Financial Statements
                           December 31, 2001 and 2000

Note 4 - Notes Payable

Notes payable to banks consisted of the following:                     2001        2000
                                                                  ------------- -------------

The Company is  obligated  under a demand note  payable to a bank on which interest accrues at 9.75%. The note is secured
by  substantially  all  trade  receivables,   inventory  and
equipment.                                                         $     9,525  $    9,525

A line of credit  under  which the  Company may borrow up to
$15,000,  is payable to a bank in interest only installments
at 14.5%                                                           $         0  $   12,425
                                                                   $     9,525  $   21,950
                                                                  ============= =============

Note 5 - Long-term Debt

Long-term debt consists of the following:                              2001           2000
                                                                  ------------  -------------

Note  payable  to a bank  in  monthly  installments  of $548 including  interests at 9.75%, due December 2001, secured by automobile,  Vehicle  was traded in on August 8, 2000,  debt
was liquidated                                                    $         0   $          0

Lease payable to Renton Lincoln in monthly  installments  of
$543,  with balloon  payment of  $18,226.60 at the end of 36
months, secured by automobile                                     $    30,172   $     36,688

Note  payable  to a bank in monthly  installments  of $3,207 including  interest at 9.75%,  due October 2002,  secured by
substantially all trade receivables, inventory and equipment      $    43,980   $     68,496
                                                                  ------------  -------------
                                                                  $    74,152   $    105,184
                                                                  ------------  -------------
Less current maturities                                           $    50,496   $     39,175
Long-term debt, less current maturities                           $    23,656   $     66,009
                                                                  ============  =============

Minimum future payments under long-term debt agreements for each of the next five years and in the aggregate are as follows:

      Year ended December 31,

                         2001        $    45,000
                         2002             35,669
                         2003             18,227
                         2004                -0-
                         2005                -0-
                                     -------------
                                     $    97,809
                                     =============

                         L.L. Brown International, Inc.
                   Notes to Consolidated Financial Statements
                           December 31, 2001 and 2000


Note 6 - Advertising

Advertising costs are charged to operations when incurred, which amounted to $2,145 for 2001 and $12,128 for 2000.

Note 7 - Federal Income Taxes

At December 31, 2001 and 2000, the Company had net operating loss carry forwards of approximately $900,000 and $800,000 respectively, expiring in year 2014. The amount recorded as deferred tax assets as of December 31, 2001 and 2000 were approximately $297,000 and $264,000 respectively, which represents the amount of tax benefits arising from the loss of carry forwards. Due to the uncertainty regarding the Company's ability to generate taxable income in the future to realize the benefit from its deferred tax assets, the Company has established a valuation allowance of $297,000 and $264,000 against this deferred tax asset.

Note 8 - Commitments

The Company leases its administrative offices and certain equipment under operation leases expiring in 2003. The Company is obligated for minimum non-cancelable rental payments under the lease through its term as follows:

 Year ended December 31,
                          2002       55,920
                          2003       55,920
                          -----------------

                              $     111,840
                              =============

Note 9 - Related Party Transactions

The Company had advances of $9,396 and $12,557 to the Vice President as of December 31, 2001 and 2000 respectively.

Note 10 - Going Concern

As shown in the accompanying financial statements, the Company has incurred continuing losses the recent years of operations. The ability of the Company to continue as a going concern is dependent upon increasing sales and on obtaining additional capital and financing. The financial statements do not kinclude any adjustments that might be necessary if the Company is unable to continue as a going concern.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

   None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     (a) Set forth below are the names, ages, positions, with the Company and business experiences of the executive officers and directors of the Company.

Name                          Age         Position(s) with Company
---------------               -----       --------------------------
Carolyn Scott Brown           49            President

Lester Brown                  60            Vice President

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

Business Experience

CAROLYN SCOTT BROWN

     Carolyn Scott Brown, age 49, currently serves as President to the Company. She has served in this capacity since May 1991. Her duties in this position include directing all activities of the Company, including marketing, product development and strategic planning. Prior to L.L. Brown, Mrs. Brown served as Sales Manager of Pacific Institute from January 1989 to May 1991. Her duties in this position included managing sales for the Independence Initiative Department. From September 1970 to June 1974, Mrs. Brown attended Brown University, where she received a Bachelor of Arts. From September 1974 to June 1981 Mrs. Brown attended Teacher's College at Columbia University where she received a Master of Arts degree in Psychology.

LESTER BROWN

     Lester L. Brown, age 60, currently serves as Vice President to the Company. He has served in this capacity since May 1991. His duties in this position include training, marketing and public relations. Mr. Brown studied Psychology through a special program at Oxford Prison in Oxford, Wisconsin.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

     No Director, Officer, Beneficial Owner of more than ten percent (10%) of any class of equity securities of the Company failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years.

Item 10.         Executive Compensation [to be completed]

                                Annual       Annual
                                Comp         Comp        Annual     LT Comp       LT                   All
Name and                        Salary       Bonus       Comp       Rest         Comp     LTIP        Other
Post                  Year        (1)        ($)         Other      Stock        Options  Payouts       (1)
-----------------    ------   ------------  --------   ---------   ----------   --------  --------  -------
Carolyn Scott          1999     $64,512.79                         4,384,500
Brown,
President              2000     $62,500

                       2001     $10,500


Lester L.              1999     $69,750.81                         4,384,500
Brown,  Vice-
President              2000     $58,500

                       2001     $10,500

(1) All other compensation includes certain health and life insurance benefits paid by the Company on behalf of its employees.

Compensation of Directors

     The Company has no standard arrangements for compensating the directors of the Company for their attendance at meetings of the Board of Directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information as of December 31, 2001, regarding the ownership of the Company's common stock by each shareholder known by the Company to be the beneficial owner of more than five percent (5%) of its outstanding shares of common stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the share of common stock beneficially owned.

Name and Address of          Title of        Amount and Nature of     Percent of
Beneficial Owner                Class        Beneficial Owner            Class
---------------------------- ----------      ---------------------    ----------
Carolyn Scott Brown(1)       Common          4,384,500                  40.2%

Lester L. Brown(1)           Common          4,384,500                  40.2%

All Executive Officers and   Common          8,769,000                  80.3%
Directors as a Group
(two (2) persons)
-------------------

(1) The address for each of the above-listed officers and directors is c/o L.L. Brown International, Inc., 19435 68th Avenue South, Suite S-105, Kent, Washington 98032.

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

     In January 2002, the Company entered into a consulting agreement with Capital Research Group, Inc. to provide services for management consulting, business advisory, shareholder information and public relations for the Company. The term of the agreement is for a period of 3 months. For such services, the Company committed to arrange for a third party to transfer 200,000 shares of the Company's unrestricted common stock to the consultant.

Item 13. Exhibits and Reports on Form 8-K.

(a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.     Description
-------------  ------------------------------------------------------

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

4.3       [1]  Renumbered as Exhibit 10.12.

5.1       [6]  Opinion of Mintmire & Associates.

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

10.9      [1]  Non-Circumvention/Finder's Fee Agreement between L.L. Brown and David
               Penney & Associates, dated September 2000.

10.10     [2]  Service Agreement between the Company and CWA District 7 dated December 5,
               2000.

10.11     [2]  Service Agreement between the Company and Arizona, AFLCIO dated January 29,
               2001.

10.12     [1]  Promissory Note between L.L. Brown and KeyBank National Association in the amount of $126,104.00 dated October 1998.

10.13     [6]  L.L. Brown International, Inc. Year 2002  Employee/Consultant Stock Compensation
               Plan.

10.14     *    Agreement between the Company and the Seminole Tribe of Florida dated August 30, 2001.

10.15     *    Agreement between the Company and Capital  Research  Group,  Inc. dated January 17, 2002.

11.1      [3]  Statement re:  computation of per share earnings.

16.1      [4]  Letter on change of certifying accountant pursuant to Regulation SK Section
               304(a)(3).

16.2      [5]  Letter on change of certifying accountant pursuant to Regulation SK Section
               304(a)(3).

23.1      [6]  Consent of George Stewart, CPA

23.2      [6]  Consent of Mintmire & Associates (contained in the opinion filed as Exhibit 5.1 hereof).
---------------------

[1] Previously filed as an exhibit to the Company's Registration Statement on Form 10SB on November 13, 2000.
[2] Previously filed as an exhibit to the Company's Annual Report on Form 10KSB on March 21, 2001.
[3] Previously filed as an exhibit to the Company's First Amended Registration Statement on Form 10SB on April 5, 2001.
[4] Previously filed as an exhibit to the Company's Current Report on Form 8K on August 17, 2001.
[5] Previously filed as an exhibit to the Company's amended Current Report on Form 8K on August 27, 2001.
[6] Previously filed as an exhibit to the Company's Registration Statement on Form S-8 on January 25, 2002.
*  Filed Herewith.

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

                         L.L. Brown International, Inc.
                                  (Registrant)


Date: March __, 2002     By:
                         ----------------------------------
                         Carolyn Scott Brown, President

                         By:
                         ----------------------------------
                         Lester Brown, Vice President

     Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature                         Title                Date
-------------------------         ---------------      --------------


-------------------------
Carolyn Scott Brown               President            March __, 2002


-------------------------
Lester Brown                      Vice President       March __, 2002