Form 10KSB/A
period 2001-12-31
L L BROWN INTERNATIONAL INC
filed 2002-03-29
CIK 1103719

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10-KSB/A
(Mark One)

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

                         L.L. Brown International, Inc.
                                  (Registrant)


Date: March 28, 2002     By: /s/ Carolyn Scott Brown
                         ----------------------------------
                         Carolyn Scott Brown, President

                         By: /s/ Lester Brown
                         ----------------------------------
                         Lester Brown, Vice President

     Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature                         Title                Date
-------------------------         ---------------      --------------

/s/Carolyn Scott Brown
-------------------------
Carolyn Scott Brown               President            March 28, 2002

/s/ Lester Brown
-------------------------
Lester Brown                      Vice President       March 28, 2002