Form 10QSB
period 2002-03-31
L L BROWN INTERNATIONAL INC
filed 2002-05-10
CIK 1103719

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: March 31, 2002

Commission file no.:  000-31935

                         L.L. Brown International, Inc.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

             Nevada                                               65-0729440
-------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

19435 68th Avenue South, Suite S-105
Kent, Washington                                                   98032
----------------------------------------                     -------------------
(Address of principal executive offices)                          (Zip Code)

Issuer's telephone number (425) 251-8086

Securities registered under Section 12(b) of the Exchange Act:

                                                        Name of each exchange on
      Title of each class                               which registered

                None                                           None
-----------------------------                           ------------------------

Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $0.001 par value
                       -----------------------------------
                                (Title of class)

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

     As of March 31, 2002, there were 11,613,803 shares of voting stock of the registrant issued and outstanding.

                                     PART I

Item 1. Financial Statements




                         L.L. Brown International, Inc.

                        Consolidated Financial Statements

                             March 31, 2002 and 2001

                         L.L. Brown International, Inc.



                                      INDEX


                                                                          Page

Consolidated Financial Statements

         Balance sheets....................................................F-1

         Statements of operations..........................................F-2

         Statements of stockholders' equity (deficit)......................F-3

         Statements of cash flows..........................................F-4

         Notes to financial statements.....................................F-5

                         L.L. Brown International, Inc.
                           Consolidated Balance Sheets
                             March 31, 2002 and 2001

ASSETS

                                                                                2002                     2001
                                                                     ---------------          ---------------
         Current Assets
                  Cash and Cash Equivalents                             $        900           $          191
                  Accounts receivable net                                     99,222                   22,287
                  Inventory                                                   35,736                   47,607
                  Deposits                                                     7,854                    7,854

                              Total current assets                           143,712                   77,938
         Property and Equipment, net                                          34,113                   52,286
                  Other Assets
                              Due from Stockholders                           29,396                   12,557
TOTAL ASSETS                                                            $    207,221           $      142,781
                                                                     ===============          ===============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
        Bank Overdrafts                                                 $     17,267           $       30,069
       Accounts Payable                                                      277,894                  240,986
       Notes Payable                                                           9,525                   21,888
      Accrued payroll and business taxes                                      70,325                   49,546
      Current maturities of long-term debt                                    34,330                   38,788
         Total current liabilities                                           409,341                  381,278
         Long-term Debt, less current maturities                              23,657                   62,286
Stockholders' Equity (Deficit)
Preferred stock, $.001 par value, 1,000,000
    shares authorized, no shares issued
Common stock, $.001 par value, 20,000,000
    shares authorized, 10,638,803 shares issued and outstanding in
 2002, 10,638,803 shares issued and outstanding in 2001
Additional paid-in capital                                                    10,640                   10,640
Accumulated deficit                                                          604,628                  604,628
                                                                            (841,045)                (916,051)
         Total Stockholders' Equity (Deficit)                               (225,777)                (300,783)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $   207,221            $      142,781
(DEFICIT)
                                                                     ===============          ===============

                             See accompanying notes

                         L.L. Brown International, Inc.
                      Consolidated Statements of Operations
               For the Three Months Ended March 31, 2002 and 2001




                                                                                2002                2001
                                                                     ---------------     ---------------
                                                                               2002                2001
Revenues                                                               $    160,363       $     106,938
Cost of Sales                                                                16,614              98,295
                                                                     --------------      --------------
Gross Profit                                                                143,749               8,643
General & Administrative                                               $     90,968       $     119,709
                                                                     --------------      --------------
                     Income (Loss) on Operations                             52,781           (111,066)
         Interest expenses                                                    3,147               4,859
                                                                     --------------      --------------
                     Income (Loss) before Income Taxes                       49,634           (115,926)
                     Income Taxes                                                --                  --
                     Net Income (Loss)                                 $     49,634       $   (115,926)
                                                                     ==============      ==============

         Net Income (Loss) per share - basic and diluted               $      0.005       $     (0.011)
         Weighted Average Basic shares Outstanding                       10,638,803          10,609,303





















                             See accompanying notes

                         L.L. Brown International, Inc.
            Consolidated Statements of Stockholders' Equity (Deficit
                For the Three Months Ended March 31, 2002 and 2001



                                                                       Additional
                                        Common Stock                    paid - in    Accumulated
                                          Shares             Amount     capital       Deficit           Total
                                       -------------  --------------  ------------ ---------------   -----------
Beginning Balance
   December 31, 2000                      10,602,803        $ 10,604     $ 568,664     $ (800,125)     $ (220,857)

   Shares Purchased
   Shares Issued as                           36,000              36        35,964                         36,000
   Compensation (value $0.001)
   Net Income (Loss)                                                                     (115,926)       (115,926)
Ending Balance
   March 31, 2001                         10,638,803        $ 10,640     $ 604,628     $ (916,051)     $ (300,783)
                                       =============  ==============  ============ ===============   ============



                                                                       Additional
                                        Common Stock                    paid - in    Accumulated
                                          Shares           Amount       capital       Deficit           Total
                                       -------------  --------------  ------------ ---------------   -----------
Beginning Balance
   December 31, 2001                      10,638,803         $10,640     $ 604,628     $  (890,679)   $(275,411)
   Shares Purchased
   Shares Issued as
      Compensation (value $0.001)
   Net Income (Loss)                                                                        49,634       49,634
Ending Balance
   March 31, 2002                         10,638,803        $ 10,640     $ 604,628     $  (841,045)   $(225,777)
                                       =============  ==============  ============ ===============   ============












                             See accompanying notes

                         L.L. Brown International, Inc.
                      Consolidated Statements of Cash Flows
               For the Three Months Ended March 31, 2002 and 2001



                                                                                     2002                2001
                                                                           --------------      --------------
Cash flows from operating activities
      Net Income (Loss)                                                        $   49,634         $  (115,926)
                                                                           --------------      --------------
      Adjustments to reconcile net loss
          used in operating activities
                 Depreciation                                                       3,012               3,515
                 Stock issued in Lieu of Cash Compensation                                             36,000
                 Changes in operating assets and liabilities
                     Accounts receivable                                          (71,903)             18,913
                     Inventory                                                      5,260               5,178
                     Deposits
                     Accounts payable                                               7,311              18,102
                     Accrued liabilities                                           14,850              (4,122)
                                                                           --------------      --------------
                 Total adjustments                                                (41,470)             77,587
                                                                           --------------      --------------
      Net cash provided (used) in operating activities                              8,164             (38,338)
                                                                           --------------      --------------

Cash  flows from financing activities Proceeds from issuance of long-term debt
      Proceeds from issuance of common stock
      Bank Overdrafts                                                              17,267              30,069
      Net borrowings (payments) on notes payable                                                          (62)
      Principal payments on long-term debt                                        (16,166)             (3,723)
      Net advances to stockholders                                                (20,000)

      Net cash provided by financing activities                                   (18,899)             26,284
                                                                           --------------      --------------
Cash Flows from Investing Activities
      Purchases Property & Equipment                                                                   (1,525)
                                                                           --------------      --------------
      Net cash provided (used) by Investing Activities                                                 (1,525)
Net increase(decrease) in cash                                                    (10,735)            (13,580)
                                                                           --------------      --------------
Cash at Beginning of Year                                                          11,635              13,771
Cash at March 31                                                            $         900        $        191
                                                                           ==============      ==============
Supplemental disclosures of cash flow information
Cash paid during the period for interest                                    $       3,147        $      4,859
                                                                           ==============      ==============

                             See accompanying notes

                         L.L. Brown International, Inc.
                   Notes to Consolidated Financial Statements
                             March 31, 2002 and 2001




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

                         L.L. Brown International, Inc.
                   Notes to Consolidated Financial Statements
                             March 31, 2002 and 2001

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

Note 3 -- Property and Equipment

The following is a summary of property and equipment, at cost:

                                                            2002                          2001
 Office Equipment                                         $     72,072           $      85,584
 Furniture & Fixtures                                           39,758                  45,122
 Vehicles                                                       42,775                  42,775
 Leasehold improvements                                          6,227                   6,227
                                                          $    160,832           $     179,708
 Less:   Accumulated depreciation & amortization              (126,719)               (127,421)

                                                          $     34,113           $      52,286
                                                         =============          ==============

                         L.L. Brown International, Inc.
                   Notes to Consolidated Financial Statements
                             March 31, 2002 and 2001

Note 4 - Notes Payable


Notes payable to banks consisted of the following:

                                                                            2002           2001
The Company is  obligated  under a demand note  payable to a bank on which interest accrues at 9.75%. The note is secured
by  substantially  all  trade  receivables,   inventory  and
equipment.                                                              $     9,525      $   9,525

A line of credit  under  which the  Company may borrow up to
$15,000,  is payable to a bank in interest only installments
at 14.5%                                                                $         0     $   12,363
                                                                        $     9,525     $   21,888
                                                                        ============    ===========


Note 5 - Long-term Debt


Long-term debt consists of the following:

                                                                            2002           2001

Note  payable  to a bank  in  monthly  installments  of $548 including  interests at 9.75%, due December 2001, secured by automobile,  Vehicle  was traded in on August 8, 2000,  debt
was liquidated                                                          $         0     $         0

Lease payable to Renton Lincoln in monthly  installments  of
$543,  with balloon  payment of  $18,226.60 at the end of 36
months, secured by automobile                                           $    28,544     $    35,060

Note  payable  to a bank in monthly  installments  of $3,207 including  interest at 9.75%,  due October 2002,  secured by
substantially all trade receivables, inventory and equipment            $    29,443     $    66,014

                                                                        $    57,987     $   101,074
                                                                        -------------   -------------
Less current maturities                                                 $    34,330     $    38,788
Long-term debt, less current maturities                                 $    23,657     $    62,286
                                                                        =============   =============

Minimum future payments under long-term debt agreements for each of the next five years and in the aggregate are as follows:

  Year ended March 31,

                      2003                  $  35,669
                      2004                      6,806
                      2005                      6,516
                      2006                      6,516
                      2007                      6,516
                                             $ 62,023
                                             =========

                         L.L. Brown International, Inc.
                   Notes to Consolidated Financial Statements
                             March 31, 2002 and 2001


Note 6 - Advertising

Advertising costs are charged to operations when incurred, which amounted to $-0- for 2002 and $1,673 for 2001.

Note 7 - Federal Income Taxes

At March 31, 2002 and 2001, the Company had net operating loss carry forwards of approximately $841,000 and $800,000 respectively, expiring in year 2014. The amount recorded as deferred tax assets as of March 31, 2002 and 2001 were approximately $280,000 and $264,000 respectively, which represents the amount of tax benefits arising from the loss of carry forwards. Due to the uncertainty regarding the Company's ability to generate taxable income in the future to realize the benefit from its deferred tax assets, the Company has established a valuation allowance of $280,000 and $264,000 against this deferred tax asset.

Note 8 - Commitments

The Company leases its administrative offices and certain equipment under operation leases expiring in 2003. The Company is obligated for minimum non-cancelable rental payments under the lease through its term as follows:

 Year ended March 31,

                        2003        55,920
                        2004        41,940

                                $   97,860
                                ===========

Note 9 - Related Party Transactions

The Company had advances of $29,396 and $12,557 to the Vice President as of March 31, 2002 and 2001 respectively.

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

Item 2. Management's Discussion and Analysis of Results of Operations.

General

     In January 2002, the Company entered into a consulting agreement with Capital Research Group, Inc. to provide services for management consulting, business advisory, shareholder information and public relations for the Company. The term of the agreement was for a period of three (3) months.

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

Results of Operations -For the Three Months Ending March 31, 2002 and March 31, 2001

Financial Condition, Capital Resources and Liquidity

     Through the 1st quarter ended March 31, 2002 and 2001 the Company recorded revenues of $160,363 and $106,938 respectively.

     For the 1st quarter ended March 31, 2002 and 2001 the Company had general and administrative expenses of $90,968 and $119,709 respectively.

Net Income/Loss

     For the 1st quarter ended March 31, 2002 the Company reported net income of $49,634. For the 1st quarter ended March 31, 2001 the Company reported a net loss of $115,926.

     The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing. The Company is currently seeking financing to allow it to continue its planned operations.

Employees

     At March 31, 2002, the Company employed five (5) persons. None of these employees are represented by a labor union for purposes of collective bargaining. The Company considers its relations with its employees to be excellent. The Company plans to employ additional personnel as needed upon product rollout to accommodate fulfillment needs.

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

Forward-Looking Statements

     Certain statements contained in this quarterly filing, including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

     Such factors include, among others, the following: international, national and local general economic and market conditions: demographic changes; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this and previous filings.

     Given these uncertainties, readers of this Form 10-QSB and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward- looking statements contained herein to reflect future events or developments.

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

         None.

Item 3. Defaults in Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders.

     No matter was submitted during the quarter ending March 31, 2002, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

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

10.10    [2]      Service Agreement between the Company and CWA District 7 dated December 5,
                  2000.

10.11    [2]      Service Agreement between the Company and Arizona, AFLCIO dated January 29,
                  2001.

10.12    [1]      Promissory Note between L.L. Brown and KeyBank National Association in the amount of $126,104.00 dated October 1998.

10.13    [6]      L.L. Brown International, Inc. Year 2002  Employee/Consultant Stock Compensation
                  Plan.

10.14    [7]      Agreement between the Company and the Seminole Tribe of Florida dated August 30,
                  2001.

10.15    [7]      Agreement between the Company and Capital Research Group, Inc., dated January
                  17, 2002.

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

23.1     [6]      Consent of George Stewart, CPA

23.2     [6]      Consent of Mintmire & Associates (contained in the opinion filed as Exhibit 5.1 hereof).
---------------------

     [1] Previously filed as an exhibit to the Company's Registration Statement on Form 10SB on November 13, 2000.
     [2] Previously filed as an exhibit to the Company's Annual Report on Form 10KSB on March 21, 2001.
     [3] Previously filed as an exhibit to the Company's First Amended Registration Statement on Form 10SB on April 5, 2001.
     [4] Previously filed as an exhibit to the Company's Current Report on Form 8K on August 17, 2001.
     [5] Previously filed as an exhibit to the Company's amended Current Report on Form 8K on August 27, 2001.
     [6] Previously filed as an exhibit to the Company's Registration Statement on Form S-8 on January 25, 2002.
     [7] Previously filed as an exhibit to the Company's Annual Report on Form 10KSB on March 29, 2002.


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




                         L.L. Brown International, Inc.
                    ----------------------------------------
                                  (Registrant)


Date: May 10, 2002                  By:
                                    -----------------------------------
                                      Carolyn Scott Brown, President


                                    By:
                                    ------------------------------------
                                      Lester L. Brown, Vice-President