Form 10QSB
period 2002-06-30
L L BROWN INTERNATIONAL INC
filed 2002-08-20
CIK 1103719

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: June 30, 2002

Commission file no.:  000-31935

                         L.L. Brown International, Inc.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

               Nevada                                       65-0729440
-------------------------------                     ----------------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                             Identification No.)

19435 68th Avenue South, Suite S-105
Kent, Washington                                               98032
-----------------------------------------           ----------------------------
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

     As of June 30, 2002, there were 11,613,803 shares of voting stock of the registrant issued and outstanding.

                                     PART I

Item 1. Financial Statements


                         L.L. Brown International, Inc.

                        Consolidated Financial Statements

                             June 30, 2002 and 2001

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

           Statements of operations.........................................F-2

           Statements of stockholders' equity (deficit).....................F-3

           Statements of cash flows.........................................F-4

           Notes to financial statements....................................F-5

                         L.L. Brown International, Inc.
                           Consolidated Balance Sheets
                             June 30, 2002 and 2001

                     ASSETS

                                                                                     2002              2001
                                                                                ------------     ---------------
Current Assets
           Cash and Cash Equivalents                                            $      4,933     $         7
           Accounts receivable net                                                    57,729              22,648
           Inventory                                                                  48,236              50,154
           Deposits                                                                    7,260               7,854

Total current assets                                                                 118,158              80,663
           Property and Equipment, net                                                32,464              48,972
Other Assets
           Due from Stockholders                                                      29,396              12,557
TOTAL ASSETS                                                                    $    180,018     $       142,192
                                                                                ============     ===============
                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Bank Overdrafts                                                                 $       ---      $       19,046
Accounts Payable                                                                    307,729             250,621
Notes Payable                                                                         9,525              22,164
Accrued payroll and business taxes                                                   71,354              53,695
Current maturities of long-term debt                                                 31,903              40,308
           Total current liabilities                                                420,511             385,834
Long-term Debt, less current maturities                                              23,906              57,553
Stockholders' Equity (Deficit)
           Preferred stock, $.001 par value, 1,000,000 shares authorized, no shares issued
           Common stock, $.001 par value, 20,000,000 shares authorized,
10,638,803 shares issued and outstanding in 2002, 10,638,803 shares issued and outstanding in 2001
           Additional paid-in capital                                                10,640              10,640
           Accumulated deficit                                                      604,628             604,628
                                                                                   (879,667)           (916,463)
Total Stockholders' Equity (Deficit)                                               (264,399)           (301,195)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                            $   180,018      $      142,192
                                                                                ============     ===============


                             See accompanying notes

                         L.L. Brown International, Inc.
                      Consolidated Statements of Operations
        For the Six Months And The Quarters Ended June 30, 2002 and 2001


                                                      2002                                      2001
                                          ----------------------------------    ------------------------------------
                                           Quarter          Year-to-Date         Quarter           Year-to-Date
                                          --------------    ----------------    ---------------    -----------------
Revenues                                  $      142,046     $       302,409    $       148,662     $        255,600
Cost of Sales                                     88,490             105,104             55,358              153,653
                                          --------------    ----------------    ---------------    -----------------
Gross Profit                                      53,556             197,305             93,304              101,947
General & Administrative                          90,601     $       181,569             90,408     $        210,117
                                          --------------    ----------------    ---------------    -----------------
     Income (Loss) on Operations                 (37,045)             15,736              2,896             (108,170)
     Interest expenses                             1,577               4,724              3,309                8,168
                                          --------------    ----------------    ---------------    -----------------
     Income (Loss) before Income Taxes           (38,622)             11,012               (413)            (116,338)
     Income Taxes                                      -                   -                  -                    -
Net Income (Loss)                         $      (38,622)    $        11,012    $          (413)    $       (116,338)
                                          ==============    ================    ===============    =================


Net Income (Loss) per share
     -basic and diluted                   $       (0.004)    $        (0.001)   $        (0.000)    $         (0.011)
Weighted Average Basic
     Shares Outstanding                       10,638,803          10,596,303         10,638,803           10,553,803
                                          ==============    ================    ===============    =================





                             See accompanying notes

                         L.L. Brown International, Inc.
            Consolidated Statements of Stockholders' Equity (Deficit
                 For the Six Months Ended June 30, 2002 and 2001




                                             Common Stock       Additional
                                             ------------       paid - in     Accumulated
Beginning Balance                        Shares       Amount    capital        Deficit       Total
                                         -------     --------   -------       --------       ------
    December 31, 2000                  10,602,803    $ 10,604   $ 568,664  $    (800,125)   $ (220,857)

    Shares Purchased
    Shares Issued as                       36,000          36      35,964                       36,000
    Compensation (value $0.001)
    Net Income (Loss)                                                           (116,338)     (116,338)
Ending Balance
    June 30, 2001                      10,638,803    $ 10,640   $ 604,628  $    (916,463)   $ (301,195)
                                      ===========  ==========  ==========  =============    ===========




                                             Common Stock       Additional
                                             ------------       paid - in     Accumulated
Beginning Balance                        Shares       Amount    capital        Deficit       Total
                                         -------     --------   -------       --------       ------
    December 31, 2001                  10,638,803    $ 10,640   $ 604,628   $   (890,679)   $ (275,411)
    Shares Purchased
    Shares Issued as
      Compensation (value $0.001)
    Net Income (Loss)                                                             11,012         11,012
Ending Balance
    June 30, 2002                      10,638,803    $ 10,640   $ 604,628   $  ( 879,667)   $  (264,399)
                                      ===========  ==========  ==========  =============    ===========





                             See accompanying notes

                         L.L. Brown International, Inc.
                      Consolidated Statements of Cash Flows
        For the Six Months And The Quarters Ended June 30, 2002 and 2001

                                                                        2002                           2001
                                                             ---------------------------    --------------------------
                                                                             Year-to-                      Year-to-
Cash flows from operating activities:                         Quarter           Date          Quarter         Date
                                                             -----------     -----------    -----------    -----------
Net Income (Loss)                                                (38,622)         11,012           (413)     (116,,338)
Adjustments to reconcile net loss used in
operating activities:
Depreciation                                                       3,011
Stock issued in Lieu of Cash Compensation                                          6,023          3,316          6,831
Changes in operating assets and liabilities                                                                     36,000
Accounts receivable                                               41,493
Inventory                                                        (12,500)        (30,410)          (316)        18,552
Deposits                                                             594          (7,240)        (2,548)         2,630
Accounts payable                                                  29,835             594
Accrued liabilities                                                1,029          37,146          9,635         27,737
                                                                                  15,879          4,536            414
            Total adjustments                                     63,462          21,992         14,578         92,164
                                                             -----------     -----------    -----------    -----------
Net cash provided (used) in operating activities                  24,840          33,004         14,165        (24,174)
                                                             -----------     -----------    -----------    -----------
Cash flows from financing activities Proceeds from
  issuance of long-term debt
    Proceeds from issuance of common stock
    Bank Overdrafts                                              (17,267)              -        (11,023)        19,046
    Net borrowings (payments) on notes payable                                                      276            214
    Principal payments on long-term debt                          (2,177)        (18,343)        (3,602)        (7,325)
    Net advances to stockholders                                                 (20,000)
Net cash provided by financing activities                        (19,444)        (38,343)       (14,349)        11,935
                                                             -----------     -----------    -----------    -----------
Cash flows from Investing Activities
    Purchases Property & Equipment                                (1,363)         (1,363)                       (1,525)
                                                             -----------     -----------    -----------    -----------
    Net cash provided (used) by Investing
Activities                                                        (1,363)         (1,363)                       (1,525)
Net increase(decrease) in cash                                     4,033          (6,702)          (184)       (13,764)
                                                             -----------     -----------    -----------    -----------
Cash at Beginning of Period                                          900          11,635            191         13,771
Cash at June 30                                              $     4,933     $     4,933    $         7    $         7
                                                             ===========     ===========    ===========    ===========
Supplemental disclosures of cash flow
information
Cash paid during the period for interest                     $     1,577     $     4,724    $     3,309    $     8,168
                                                             ===========     ===========    ===========    ===========


                             See accompanying notes

                         L.L. Brown International, Inc.


                   Notes to Consolidated Financial Statements
                             June 30, 2002 and 2001


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

                         L.L. Brown International, Inc.
                   Notes to Consolidated Financial Statements
                             June 30, 2002 and 2001

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

Stock-based Compensation

The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations and to elect the disclosure option of SFAS No. 123, "Accounting for Stock- Based Compensation". Accordingly, compensation costs for stock options issued to employees is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

Note 3 -- Property and Equipment

The following is a summary of property and equipment, at cost:

                                                        2002          2001
                                                        ----          ----

            Office Equipment                     $     72,072    $      85,584
            Furniture & Fixtures                       39,976           45,122
            Vehicles                                   43,920           42,775
            Leasehold improvements                      6,227            6,227
                                                 $    160,195    $     179,708
Less:  Accumulated depreciation & amortization       (129,731)        (130,736)

                                                 $     32,464    $      48,972
                                                =============    =============

                          .L. Brown International, Inc.
                   Notes to Consolidated Financial Statements
                             June 30, 2002 and 2001

Note 4 - Notes Payable

Notes payable to banks consisted of the following:                       2002              2001
                                                                         ----              ----
The Company is  obligated  under a demand note  payable to a bank on which interest accrues at 9.75%. The note is secured
by  substantially  all  trade  receivables,   inventory  and
equipment.                                                              $     9,525       $   9,525

A line of credit  under  which the  Company may borrow up to
$15,000,  is payable to a bank in interest only installments
at 14.5%                                                                $         0       $  12,639

                                                                        $     9,525       $  22,164
                                                                        ===========       =========

Note 5 - Long-term Debt


Long-term debt consists of the following:                                2002              2001
                                                                         ----              ----
Note  payable  to a bank  in  monthly  installments  of $548 including  interests at 9.75%, due December 2001, secured by automobile,  Vehicle  was traded in on August 8, 2000,  debt
was liquidated                                                          $         0      $        0


Lease payable to Renton Lincoln in monthly  installments  of
$543,  with balloon  payment of  $18,226.60 at the end of 36
months, secured by automobile                                           $    28,793      $   34,517

Note  payable  to a bank in monthly  installments  of $3,207 including  interest at 9.75%,  due October 2002,  secured by
substantially all trade receivables, inventory and equipment            $    27,016      $   63,344
                                                                        -----------      ----------
                                                                        $    55,809      $   97,861
                                                                        -----------      ----------
Less current maturities                                                 $    31,903      $   40,308
Long-term debt, less current maturities                                 $    23,906      $   57,553
                                                                        ===========      ==========

Minimum future payments under long-term debt agreements for each of the next five years and in the aggregate are as follows:

Year ended June 30,
              2003              $    33,532
              2004                    6,516
              2005                   18,227
              2006                      -0-
              2007                      -0-
                                  ------------
                                 $   58,275
                                 =============

                         L.L. Brown International, Inc.
                   Notes to Consolidated Financial Statements
                             June 30, 2002 and 2001


Note 6 - Advertising

Advertising costs are charged to operations when incurred, which amounted to $-0- for 2002 and $1,773 for 2001.

Note 7 - Federal Income Taxes

At June 30, 2002 and 2001, the Company had net operating loss carry forwards of approximately $830,000 and $800,000 respectively, expiring in year 2014. The amount recorded as deferred tax assets as of June 30, 2002 and 2001 were approximately $277,000 and $264,000 respectively, which represents the amount of tax benefits arising from the loss of carry forwards. Due to the uncertainty regarding the Company's ability to generate taxable income in the future to realize the benefit from its deferred tax assets, the Company has established a valuation allowance of $277,000 and $264,000 against this deferred tax asset.

Note 8 - Commitments

The Company leases its administrative offices and certain equipment under operation leases expiring in 2003. The Company is obligated for minimum non-cancelable rental payments under the lease through its term as follows:

Year ended June 30,
             2002            27,960
             2003            55,920
             ----------------------
                        $    83,880

Note 9 - Related Party Transactions

The Company had advances of $29,396 and $12,557 to the Vice President as of June 30, 2002 and 2001 respectively.

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

Results of Operations -For the Three and Six Months Ending June 30, 2002 and June 30, 2001

Financial Condition, Capital Resources and Liquidity

     For the 2nd quarter ended June 30, 2002 and 2001, the Company recorded revenues of $142,046 and $148,662 respectively. For the six months ended June 30, 2002 and 2001, the Company recorded revenues of $302,409 and $255,600, respectively.

     For the 2nd quarter ended June 30, 2002 and 2001 the Company had general and administrative expenses of $90,601 and $90,408 respectively. For the six months ended June 30, 2002 and 2001, the Company had general and administrative expenses of $181,569 and $210,117, respectively.

Net Income/Loss

     For the 2nd quarter ended June 30, 2002 and 2001 the Company reported net loss of $38,622 and $413. For the six months ended June 30, 2002, the Company reported net income of $11,102. For the six months ended June 30, 2001, the Company recorded a net loss of $116,338.

     The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing. The Company is currently seeking financing to allow it to continue its planned operations.

Employees

     At June 30, 2002, the Company employed three (3) persons. None of these employees are represented by a labor union for purposes of collective bargaining. The Company considers its relations with its employees to be excellent. The Company plans to employ additional personnel as needed upon product rollout to accommodate fulfillment needs.

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

           None.

Item 3.               Defaults in Senior Securities

           None

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matter was submitted during the quarter ending June 30, 2002, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

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

23.1       [6]       Consent of George Stewart, CPA

23.2       [6]       Consent of Mintmire & Associates (contained in the opinion filed as Exhibit 5.1 hereof).

99.1       *         Sarbanes Oxley Certification by Chief Executive Officer.

99.2       *         Sarbanes Oxley Certification by Chief Financial Officer (or equivalent).
---------------------

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




                         L.L. Brown International, Inc.
                    ----------------------------------------
                                  (Registrant)


Date: August 8, 2002                      By: /s/ Carolyn Scott Brown
                                          -----------------------------------
                                            Carolyn Scott Brown, President


                                          By: /s/ Lester L. Brown
                                          ------------------------------------
                                          Lester L. Brown, Vice-President