Form 10QSB
period 2002-09-30
L L BROWN INTERNATIONAL INC
filed 2002-11-14
CIK 1103719

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: September 30, 2002

Commission file no.:  000-31935

                         L.L. Brown International, Inc.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

             Nevada                                           65-0729440
-------------------------------                  -------------------------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                               Identification No.)

19435 68th Avenue South, Suite S-105
Kent, Washington                                                98032
---------------------------------------           ------------------------------
(Address of principal executive offices)                     (Zip Code)

Issuer's telephone number: (425) 251-8086

Securities registered under Section 12(b) of the Exchange Act:

                                                     Name of each exchange on
      Title of each class                            which registered

                None                                        None
-----------------------------                      -----------------------------

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

     As of September 30, 2002, there were 11,613,803 shares of voting stock of the registrant issued and outstanding.

                                     PART I

Item 1. Financial Statements



                         L.L. Brown International, Inc.

                        Consolidated Financial Statements

                           September 30, 2002 and 2001

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

         Statements of operations..........................................F-2

         Statements of stockholders' equity (deficit)......................F-3

         Statements of cash flows..........................................F-4

         Notes to financial statements.....................................F-5

                         L.L. Brown International, Inc.
                           Consolidated Balance Sheets
                           September 30, 2002 and 2001



ASSETS                                                                                 2002        2001
                                                                                -------------   ------------
Current Assets
         Cash and Cash Equivalents                                              $     7,815     $        519
         Accounts receivable net                                                     55,969           29,612
         Inventory                                                                   40,996           53,163
         Deposits                                                                     7,260            7,854
                  Total current assets                                              112,040           91,148
Property and Equipment, net                                                          29,452           45,656
         Other Assets
                  Due from Stockholders                                              22,477           12,557
TOTAL ASSETS                                                                    $   163,969     $    149,361
                                                                                =============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                                                                                =============   ============
Current Liabilities
              Bank Overdrafts                                                   $         -     $      8,961
         Accounts Payable                                                           314,781          261,332
         Notes Payable                                                                9,525           22,164
         Accrued payroll and business taxes                                          69,723           55,536
         Current maturities of long-term debt                                        30,674           44,217
                  Total current liabilities                                         424,703          392,210
Long-term Debt, less current maturities                                              18,770           34,958
Stockholders' Equity (Deficit)
         Preferred stock, $.001 par value, 1,000,000 shares authorized, no shares issued
         Common  stock, $.001 par value, 20,000,000 shares authorized,
                 10,638,803 shares issued and outstanding in 2002,
 10,638,803 shares issued and outstanding in 2001                                    10,640           10,640
         Additional paid-in capital                                                 604,628          604,628
         Accumulated deficit                                                      (894,772)        (893,074)
                     Total Stockholders' Equity (Deficit)                         (279,504)        (277,806)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                            $   163,969     $    149,361
                                                                                =============   ============

                             See accompanying notes

                         L.L. Brown International, Inc.
                      Consolidated Statements of Operations
     For the Nine Months And The Quarters Ended September 30, 2002 and 2001



                                                                         2002                           2001
                                                                -------------------             ------------------
                                                                             Year-to-                        Year-to-
                                                               Quarter          Date          Quarter           Date
                                                            ----------      ----------     ----------      -----------
Revenues                                                    $   87,039       $ 389,448      $ 157,963      $   413,563
Cost of Sales                                                   33,177         138,281         57,375          211,028
                                                            ----------      ----------     ----------      -----------
Gross Profit                                                    53,862         251,167        100,588          202,535

General & Administrative                                        68,664        $250,233         73,914      $   284,031
                                                            ----------      ----------     ----------      -----------
              Income (Loss) on Operations                     (14,802)             934                        (81,496)
                                                                                               26,674
         Interest expenses                                         303           5,027          3,285           11,453
                                                            ----------      ----------     ----------      -----------
              Income (Loss) before Income Taxes               (15,105)         (4,093)         23,389         (92,949)
              Income Taxes                                          --              --             --               --
                 Net Income(Loss)                           $ (15,105)       $ (4,093)     $   23,389         $ 92,949
                                                            ==========      ==========     ==========      ===========
         Net Income (Loss) per share
                     - basic and diluted                    $ (0.001 )       $ (0.000)     $    0.002      $   (0.009)
                                                            ==========      ==========     ==========      ===========
         Weighted Average Basic
                     Shares Outstanding                     10,638,803      10,638,803     10,638,803       10,608,723
                                                            ==========      ==========     ==========      ===========

                                              L.L. Brown International, Inc.
                                 Consolidated Statements of Stockholders' Equity (Deficit
                                   For the Nine Months Ended September 30, 2002 and 2001



                                                                                  Additional
                                        Common Stock                         paid - in        Accumulated
                                           Shares             Amount          capital           Deficit             Total
                                        ----------------  --------------  --------------- -------------------     ------------
Beginning Balance
   December 31, 2000                          10,602,803        $ 10,604        $ 568,664         $ (800,125)       $(220,857)
   Shares Purchased
   Shares Issued as
   Compensation (value $0.001)                    36,000              36           35,964                               36,000
   Net Income (Loss)                                                                                 (92,949)         (92,949)
Ending Balance
   June 30, 2001                              10,638,803        $ 10,640        $ 604,628         $ (893,074)       $(277,806)
                                        ================  ==============  =============== ===================     ============




                                                                            Additional
                                        Common Stock                         paid - in        Accumulated
                                           Shares             Amount          capital           Deficit             Total
                                        ----------------  --------------  --------------- -------------------     ------------
   Beginning Balance
 December 31, 2001                            10,638,803         $10,640        $ 604,628          ($890,679)       $(275,411)
   Shares Purchased
   Shares Issued as
      Compensation (value $0.001)
   Net Income (Loss)                                                                                  (4,093)          (4,093)
Ending Balance
   June 30, 2002                              10,638,803        $ 10,640        $ 604,628         $( 894,772)       $(279,504)
                                        ================  ==============  =============== ===================     ============

                         L.L. Brown International, Inc.
                      Consolidated Statements of Cash Flows
          For The Nine Months And The Quarters Ended September 30, 2002



                                                                       2002                      2001
                                                             ------------------------  -------------------------
                                                                             Year                      Year
                                                                 Quarter   To Date      Quarter       To Date
                                                             -----------  -----------  -----------  ------------
Cash flows from operating activities
      Net income(loss)                                          ($15,105)     ($4,093)     $23,389     ($92,949)
                                                             -----------  -----------  -----------  ------------
      Adjustments to reconcile net loss used in operating
      activities
                  Depreciation                                     3,012        9,035        3,315        10,146
                  Stock issued in lieu of cash
                  compensation                                                                            36,000
                  Changes in assets and liabilities
                  Accounts receivable                              1,760      (28,650)      (6,964)       11,588
                  Inventory                                        7,240                    (3,008)         (378)
                  Deposits                                                       594
                  Accounts payable                                 7,052       44,198       10,711        38,448
                  Accrued liabilities                            (1,631)       14,248        1,841         2,255
                  Total Adjustments                               17,433       39,425        5,895        98,059
                                                             -----------  -----------  -----------  ------------
      Net cash provided(used)in operating   activities             2,328       35,332       29,284         5,110
                                                             -----------  -----------  -----------  ------------
Cash  flows from financing activities
  Proceeds from long-term debt
  Proceeds from common stock
      Bank overdrafts                                                                      (10,085)        8,961
      Net borrowings(payments) on notes payable                                                              214
      Principal payments on
           long-term debt                                         (6,365)     (24,708)     (18,687)      (26,012)
      Net advances to stockholders                                 6,919      (13,081)
      Net cash provided(used) by   financing activities              554      (37,789)     (28,772)      (16,837)
                                                             -----------  -----------  -----------  ------------
Cash flows from investing activities
      Purchases of property & equipment                                        (1,363)                    (1,525)
                                                             -----------  -----------  -----------  ------------


  Net cash provided(used) by investing activities                              (1,363)                    (1,525)
                                                             -----------  -----------  -----------  ------------

Net increase(decrease) in cash                                     2,882       (3,820)         512       (13,252)

Cash at beginning of period                                        4,933       11,635            7        13,771
                                                             -----------  -----------  -----------  ------------

Cash at Septembver 30                                             $7,815       $7,815         $519          $519
                                                             ===========  ===========  ===========  ============

Supplemental disclosures of cash flow information
Cash paid during the period for interest                            $303       $5,027       $3,285       $11,453
                                                             ===========  ===========  ===========  ============


                             See accompanying notes

                         L.L. Brown International, Inc.
                   Notes to Consolidated Financial Statements
                          September 30, 2002 and 2001




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

                         L.L. Brown International, Inc.
                   Notes to Consolidated Financial Statements
                           September 30, 2002 and 2001

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

Note 3 -- Property and Equipment

The following is a summary of property and equipment, at cost:

                                                            2002                         2001
                                                            ----                         ----
             Office Equipment                               $     72,290        $      85,584
             Furniture & Fixtures                                 39,758               45,122
             Vehicles                                             43,920               42,775
             Leasehold improvements                                6,227                6,227
                                                            $    162,195        $     179,708
Less:   Accumulated depreciation & amortization                 (132,743)            (134,052)

                                                            $     29,452        $      45,656
                                                          ==============        =============

                         L.L. Brown International, Inc.
                   Notes to Consolidated Financial Statements
                           September 30, 2002 and 2001

Note 4 - Notes Payable


Notes payable to banks consisted of the following:                                  2002                        2001
                                                                                    ----                        ----

The Company is  obligated  under a demand note  payable to a bank on which interest accrues at 9.75%. The note is secured
by  substantially  all  trade  receivables,   inventory  and
equipment.                                                                      $        9,525                $   9,525

 A line of credit  under  which the  Company may borrow up to
 $15,000,  is payable to a bank in interest only installments
 at 14.5%                                                                       $            0                $     12,639
                                                                                ----------------             ---------------
                                                                                $        9,525                $   22,164
                                                                                ================             ===============

Note 5 - Long-term Debt


Long-term debt consists of the following:                                           2002                   2001
                                                                                    ----                   ----
Note  payable  to a bank  in  monthly  installments  of $548 including  interests at 9.75%, due December 2001, secured by automobile,  Vehicle  was traded in on August 8, 2000,  debt
was liquidated                                                                  $        0              $            0

Lease payable to Renton Lincoln in monthly  installments  of
$543,  with balloon  payment of  $18,226.60 at the end of 36
months, secured by automobile                                                   $   25,286              $       34,517

Note  payable  to a bank in monthly  installments  of $3,207 including  interest at 9.75%,  due October 2002,  secured by
substantially all trade receivables, inventory and equipment                    $   24,158               $      44,658
                                                                                ----------------         ---------------

                                                                                $   49,444               $      79,175
                                                                               -----------------         ---------------
Less current maturities                                                         $   30,674                $     42,217
Long-term debt, less current maturities                                         $   18,770                $     34,958
                                                                                ================         ===============

Minimum future payments under long-term debt agreements for each of the next five years and in the aggregate are as follows:

Year ended Dec. 30,
                            2002                  $   11,250
                            2003                      21,927
                            2004                      17,141
                            2005                         -0-
                            2006                         -0-
                                                  ----------
                                                  $   50,318
                                                  ==========

                         L.L. Brown International, Inc.
                   Notes to Consolidated Financial Statements
                           September 30, 2002 and 2001


Note 6 - Advertising

Advertising costs are charged to operations when incurred, which amounted to $-0- for 2002 and $1,998 for 2001.

Note 7 - Federal Income Taxes

At September 30, 2002 and 2001, the Company had net operating loss carry forwards of approximately $834,000 and $800,000 respectively, expiring in year 2014. The amount recorded as deferred tax assets as of September 30, 2002 and 2001 were approximately $278,000 and $264,000 respectively, which represents the amount of tax benefits arising from the loss of carry forwards. Due to the uncertainty regarding the Company's ability to generate taxable income in the future to realize the benefit from its deferred tax assets, the Company has established a valuation allowance of $278,000 and $264,000 against this deferred tax asset.

Note 8 - Commitments

The Company leases its administrative offices and certain equipment under operation leases expiring in 2003. The Company is obligated for minimum non-cancelable rental payments under the lease through its term as follows:

 Year ended Dec. 30,
                                 2002     $       13,980
                                 2003             55,920
                                          --------------
                                          $       69,900

Note 9 - Related Party Transactions

The Company had advances of $22,477 and $12,557 to the Vice President as of September 30, 2002 and 2001 respectively.

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

Results of Operations -For the Three and Nine Months Ended September 30, 2002 and September 30, 2001

Financial Condition, Capital Resources and Liquidity

     During the three months ended September 30, 2002 and 2001, the Company generated revenues of $87,039 and $157,963. For the nine months ended September 30, 2002 and 2001, the Company generated revenues in the amount of $389,448 and $413,563.

     For the three months ended September 30, 2002 and 2001 the Company had general and administrative expenses of $68,664 and $73,914. For the nine months ended September 30, 2002 and 2001, the Company had general and administrative expenses of $250,233 and $284,031 respectively.

Net Income

     For the 3rd quarter ended September 30, 2002 and 2001, the Company reported a net income (loss) from operations of ($15,105) and $23,389 respectively. For the nine months ended September 30, 2002 and 2001, the Company reported a net loss from operations of $4,093 and $92,949, respectively.

     The ability of the Company to continue as a going concern is ultimately dependent upon its ability to generate sales and obtain additional capital and financing. The Company is currently seeking financing to allow it to begin its planned operations. However, there can be no assurance that such financing will be available on acceptable terms, if at all.

New Accounting Pronouncements

     The FASB issued SFAS No. 145, "Recision of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," on April 30, 2002. Statement No. 145 rescinds Statement No. 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Upon adoption of Statement No. 145, companies will be required to apply the criteria in APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" in determining the classification of gains and losses resulting from the extinguishments of debt. Statement No. 145 is effective for fiscal years beginning after May 15, 2002. The Company is currently evaluating the requirements and impact of this statement on its results of operations and financial position.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of this statement is not expected to have a material impact on the Company's results of operations and financial position.

Employees

     At September 30, 2002, the Company employed three (3) persons. None of these employees are represented by a labor union for purposes of collective bargaining. The Company considers its relations with its employees to be excellent. The Company plans to employ additional personnel as needed upon product rollout to accommodate fulfillment needs.

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

         None.

Item 3.            Defaults in Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matter was submitted during the quarter ending September 30, 2002, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

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




                         L.L. Brown International, Inc.
                    ----------------------------------------
                                  (Registrant)




Date: November 14, 2002      By: /s/ Carolyn Scott Brown
                             -----------------------------------
                             Carolyn Scott Brown, President


                             By: /s/ Lester L. Brown
                             ------------------------------------
                             Lester L. Brown, Vice-President

                                 CERTIFICATIONS


     I, Carolyn Scott Brown, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of L.L. Brown International, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


Date: November 14, 2002

/s/ Carolyn Scott Brown
Carolyn Scott Brown
Chief Executive Officer (or equivalent thereof)



     I, Carolyn Scott Brown, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of L.L. Brown International, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


Date: November 14, 2002


/s/ Carolyn Scott Brown
Carolyn Scott Brown
Chief Financial Officer (or equivalent thereof)

EXHIBIT 99.1

                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of L.L. Brown International, Inc. (the "Company") on Form [10-Q/10-QSB] for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Carolyn Scott Brown, Chief Executive Officer (or the equivalent thereof) of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


                      /s/ Carolyn Scott Brown
                      ------------------------------------------
                      Carolyn Scott Brown
                      Chief Executive Officer, (or the equivalent thereof) November 14, 2002

EXHIBIT 99.2

                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of L.L. Brown International, Inc. (the "Company") on Form [10-Q/10-QSB] for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Carolyn Scott Brown, Chief Financial Officer (or the equivalent thereof) of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Repor fairly presents, in all material respects, the financial condition and result of operations of the Company.



                      /s/ Carolyn Scott Brown
                      -------------------------------------------
                      Carolyn Scott Brown
                      Chief Financial Officer (or the equivalent thereof) November 14, 2002