Form 10KSB
period 2002-12-31
TERRA BLOCK INTERNATIONAL
filed 2003-03-31
CIK 1103719

UNITED STATES SECURITES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                              For Fiscal Year Ended
                                December 31, 2002

                           Commission File #000-31935
                         TERRA BLOCK INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

                                     NEVADA
         (State or other jurisdiction of incorporation or organization)

                                   65-0729440
                      (IRS Employer Identification Number)

               2637 Erie Avenue, Suite 207, Cincinnati, OH  45208
               (Address of principal executive offices)(Zip Code)

                                 (513) 533-1220
                (Registrant's telephone no., including area code)

    L.L. Brown International, Inc., 19435 68th Avenue South, Suite S-105, Kent,
                                Washington 98032
    (Former name, former address and former fiscal year, if changed since last report)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: Common Stock, $0.001 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

Revenues for year ended December 31, 2002: $525,966. Aggregate market value of the voting common stock held by non-affiliates of the registrant as of March 21, 2003, was: $265,367. Number of shares of the registrant's common stock outstanding as of March 21, 2003 was 10,000,000.

                            FORWARD-LOOKING STATEMENTS

Statements we make in this Annual Report on Form 10-KSB that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions ("Factors") that are difficult to predict. Factors that could cause our actual results to differ materially from those in the forward-looking statements include, but are not limited to:

-    the cyclical nature of our business

- national and regional economic conditions in the U.S. and other countries in which we operate

-    Currency fluctuations

-    seasonality of our operations

-    levels of construction spending in major markets

-    supply/demand structure of our industry

-    competition from new or existing competitors

-    unfavorable weather conditions during peak construction periods

- changes in and implementation of environmental and other governmental regulations

- our ability to successfully identify, complete and efficiently integrate acquisitions

-    our ability to successfully penetrate new markets

In general, we are subject to the risks and uncertainties of the construction industry and of doing business in the U.S. and foreign countries. The forward-looking statements are made as of the date of this report, and we undertake no obligation to update them, whether as a result of new information, future events or otherwise.


                                     PART I


ITEM 1. DESCRIPTION OF BUSINESS

Terra Block International, Inc., a Nevada Corporation, (the "Company" or "Terra Block") was formerly L.L. Brown International, Inc. ("L.L. Brown"). L.L. Brown
was originally incorporated as Smart Industries, Inc. on February 19, 1997.   On
February 14, 2003, L.L. Brown entered into a Share Exchange Agreement with Terra Block. The Agreement provides for 100% of the shares of Terra Block to be acquired by L.L. Brown in exchange for shares of common stock of L.L. Brown; for the establishment of a new Board of Directors consisting of Terra Block directors; and, with total issued and outstanding common shares of the Company immediately after the closing of 10,000,000. The Company's former subsidiary, LLBA has been spun off, leaving Terra Block as the sole operating subsidiary of the Company after effecting the Agreement. The Company currently trades on the OTC Bulletin Board under the symbol TBLK.

INTRODUCTION

Terra Block engages in the manufacture, distribution and application of technologically advanced building products through a licensing agreement with its subsidiary Terra Block, Inc. ("TBI"). Terra Block has the exclusive right to make, have made, use and sell TBI products anywhere in the world. The license agreement provides Terra Block the rights to all patented technologies, trade secret materials, copyrights, trademarks and all intellectual property. This technology and expertise is referred to as the "Terra Block System" and has been used worldwide for 22 years.

The Terra Block System features a machine developed, perfected and patented by TBI that manufactures building blocks (12"x10"x3.5") using common soil as the only raw material. This is accomplished by compacting the soil at 460,000 lbs. of hydraulic pressure to form a rock hard block.

The blocks are flat, parallel and perpendicular to within five thousandths of an inch (.005"). Each block is rock solid and will not crumble or disintegrate. Traditionally, earth blocks are formed using straw as glue and then sun baking for 28 days; adobe technology. Using Terra Block technology cuts the time to 15 seconds and no additives are necessary.

The blocks are quick to manufacture, durable, low maintenance, require no additives, energy efficient and are inexpensive (average cost is $0.12/each) and the walls can be built without mortar and the blocks can be dry stacked without sacrificing structural integrity. The final result is a facility that is weather resistant, has an impermeable surface and is structurally sound.

The Terra Block System has been used all over the world (Russia, Africa, Far East, Latin America, Saudi Arabia, South Africa, United States among other locations) to construct houses, schools, churches and commercial facilities.

The Company's goals are to become the leading provider of structurally sound, low cost, environmental friendly and durable, residential and commercial buildings in the world.

PATENTS

In June 2002, Terra Block entered into an exclusive licensing agreement with TBI. As part of that agreement, Terra Block was granted the exclusive right to make, have made, use and sell the Terra Block Duplex and TECSTOR represented by patent numbers 4,569,649 and 4,875,805 respectively and the Terra 250 - Compact earth block machine, Sidewinder 500 - Mid-size earth block machine, TECSTOR (poured concrete), Manufactured grooves in earth blocks, Soil Dryer (Dehydrator), TECSTOR (Rammed earth walls), TECSTOR (Earth in filled concrete walls) and Soil Mixer represented by invention disclosure numbers 454,813, 457,060, 456,531, 454,814, 456,529, 456,532, 454,812 and 456,530 respectively.
The license is valid until terminated by Terra Block with 30 days advance written notice to TBI or by TBI if Terra Block materially breaches the licensing agreement. Under the agreement, Terra Block has the exclusive right to buy the licensed patent rights for $10,000,000.

THE TERRA BLOCK SYSTEM

The Terra Block System makes possible the large-scale construction of low cost, affordable, energy-efficient homes. Terra Block, Inc. has perfected a machine that converts our most abundant raw material (common soil) into one of our most needed building components. These portable machines convert ordinary earth on a building site, into rock-hard, durable blocks, used in construction. The machine is towed to a site by a normal pick-up truck or SUV. It takes the soil, which is already there in abundance (94% of the earth's soil can be used, including sand) and converts it into strong, stable building blocks. There is no material cost and no freight expense. The blocks are dry stackable and do not require skilled labor. The resulting home or commercial structure is stronger than traditional structures and up to 25 times more energy efficient because of the massive 12" earthen walls.

The Terra Block 250 compressed earth block machine produces 250 blocks per hour. These blocks have the following characteristics:

-    Size - 12"x10"x3.5" or 30x25x10 cm.
-    Highly energy efficient - R-value exceeding 25 as produced.
- The raw material - dirt - is readily available at the job site. No material cost or freight.
-    No expensive additives required
- Dry stackable-Skilled labor not required for construction. Blocks are simply plumbed and stacked.
- Composed of dirt under intense pressure to create dense and incredibly hard blocks.
-    Acts as heat bank, balancing out temperature fluctuations.
-    Low maintenance.
-    Long lasting and durable.
-    Inexpensive - Historical average cost is $ .12/each.
-    Bullet and fire proof.
-    Exceed a 210 mph wind load as independently tested.
-    A comparison of Terra Blocks to other common bricks/blocks is as follows:

MAIN FORMS OF BRICK/BLOCK CONSTRUCTION

          Brick Type      Cost   Mortar  Transport  Total
          --------------  -----  ------  ---------  ------
          Terra Block     $ .12     .00        .00  $  .12
          Fired Brick     $ .20     .03        .02  $  .25
          Concrete Block  $ .60     .10        .02  $  .72

CERTAIN RISK FACTORS

GOING CONCERN RISK
------------------

We have had and could have losses, deficits and deficiencies in liquidity, which could impair our ability to continue as a going concern.

In Note #10 to our consolidated financial statements, our independent auditors have indicated that certain factors raise substantial doubt about our ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon increasing sales and on obtaining additional capital and financing.

The Company's strategic plan for dealing with its cash flow problems is currently being developed, but may include additional private placements of the Company's common stock, the abandonment of unprofitable projects and the exchange of common stock for settlement of vendor accounts. There can be no assurance that any of the plans developed by the Company will produce cash flows sufficient to overcome current liquidity problems.

The Company's long-term viability as a going concern is dependent on certain key factors, as follows:

- The Company's ability to obtain adequate sources of outside financing.

- The Company's ability to ultimately achieve adequate profitability and cash flows necessary to sustain continuing operations.

IMPLEMENTATION OF BUSINESS STRATEGY DEPENDENT ON ADDITIONAL FINANCING

Our plan of operation calls for additional capital to facilitate growth and support long-term development and marketing programs. It is likely that we will seek additional financing through subsequent future public or private sales of our securities, including equity securities, borrowing, or other sources of third party financing. Further, the sale of equity securities would substantially dilute our existing stockholders' interests, and borrowings from third parties could result in our assets being pledged as collateral. Loan terms, which would increase our debt service requirements, could restrict our operations. There is no assurance that we can obtain financing on favorable terms. Any such additional financing may result in significant dilution to existing stockholders. We may also seek funding for the development and marketing of our services through strategic partnerships and other arrangements with investment partners. There can be no assurance, however, that such collaborative arrangements or additional funds will be available when needed, or on terms acceptable to us, if at all. If adequate funds are not available, we may be required to curtail one or more of our future programs.

GOVERNMENTAL REGULATION

We are subject to general business regulations, including Federal and state
construction, environmental and hazardous material handling regulations.   In
other countries in which we operate, we may be subject to additional regulations as well.

NEW PROJECTS.

The Company may undertake one or more new projects worldwide without limitation. Management may fail to accurately gauge conditions prior to undertaking a new project, and therefore may not achieve anticipated results in the new project. If this were to occur, the Company may experience lower cash flow from operations. To the extent that the Company incurs debt to finance a portion of the capital costs of a new project, the cash flow from the new project may be inadequate to cover the debt service.

WEATHER CONDITIONS

Our level of business operations, revenues and operating income is directly impacted by weather phenomena, such as hailstorms and hurricanes, which have the result of increasing business at the time of the event of the weather phenomena and shortly thereafter, but have the effect frequently of resulting in a slowdown of business thereafter. Similarly, weather phenomena can also have a negative impact on our customers which can cause certain of such customers to become delinquent in the payments of their accounts.

INTERNATIONAL

Foreign sales may account for a substantial portion of sales and revenue initially. Substantially all of the Company's sales of products produced in the United States are negotiated, invoiced and paid in United States dollars. Sales of products and services obtained outside the United States are typically negotiated, invoiced and paid in local currency. Accordingly, since international business will be a large portion of the Company's revenue, exchange rates may have an increased effect on the Company's revenue. Changes in exchange rates may also influence the willingness of customers to purchase the Company's products. Adverse effects from economic instability may have an adverse effect on the Company's foreign sales. In addition, the Company's international business strategy may require it to make significant investments outside of the United States.

RECENT FINANCING

In 2002, Terra Block received $35,000 in loans. All of these loans are due on April 30, 2003 and bear an interest rate of 20%. $25,000 of these loans were from individuals who are not shareholders or affiliates of the Company. $10,000 was from a shareholder of the Company.

EMPLOYEES
As of March 21, 2003, Terra Block has 4 full-time employees and 0 part-time employees, including executive officers, non- executive officers, secretarial and clerical personnel and field personnel. Terra Block also retains independent consultants and administrative assistance on a limited basis and expects to continue to do so in the future.

ITEM 2. DESCRIPTION OF PROPERTY
-------------------------------

The Company maintains its executive offices at 2637 Erie Avenue, Suite 207, Cincinnati, Ohio 45208. Approximately, 850 square feet of space is devoted entirely to Terra Block as office space. This space is leased by Vector Capital Group, Inc. ("Vector") owned equally by Gregory A. Pitner, the Company's President, Chief Executive Officer and Chairman and by James E. Hines, the Company's current Chief Financial Officer and Director. The Company is under no lease obligation to Vector. Its telephone number is (513) 533-1220 and its facsimile number is (513) 533-1990. The Company was formerly located at L.L. Brown International, Inc., 19435 68th Avenue South, Suite S-105, Kent, Washington 98032 until February of 2003 when L.L. Brown International, Inc. consummated a reverse merger with Terra Block.

ITEM 3. LEGAL PROCEEDINGS
-------------------------
None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------
None

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
----------------------------------------------------------------
As of December 31, 2002, Terra Block had 11,613,803 shares of common stock outstanding and had approximately 150 stockholders of record.

The bid price of our common stock was $0.10 per share on March 21, 2003.

OUR TRANSFER AGENT AS OF MARCH 21, 2003 IS:

                         Interwest Transfer Company Inc
                           1981 E Murray-Holladay Road
                          Salt Lake City, UT 84117-5126
                                 (801) 272-9294

DIVIDENDS
We do not intend to retain future earnings to support our growth. Any payment of cash dividends in the future will be dependent upon: the amount of funds legally available therefore; our earnings; financial condition; capital requirements; and other factors which our Board of Directors deems relevant.

                                     PART II

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
The following is a discussion of our financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with our Consolidated Financial Statements and the notes thereto included elsewhere in this Form 10-KSB.

FORWARD-LOOKING INFORMATION-GENERAL
This report contains a number of forward-looking statements, which reflect the Company's current views with respect to future events and financial performance including statements regarding the Company's projections. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates", "believes", "expects", "intends", "future", "plans", "targets" and similar expressions identify forward-looking statements. Readers are cautioned to not place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements, to reflect events or circumstances that may arise after the date hereof. Additionally, these statements are based on certain assumptions that may prove to be erroneous and are subject to certain risks including, but not limited to, the Company's dependence on limited cash resources, and its dependence on certain key personnel within the Company. Accordingly, actual results may differ, possibly materially, from the predictions contained herein.

GENERAL
Terra Block International, Inc., a Nevada Corporation, (the "Company" or "Terra Block") was formerly L.L. Brown International, Inc. ("L.L. Brown"). L.L. Brown
was originally incorporated as Smart Industries, Inc. on February 19, 1997.   On
February 14, 2003, L.L. Brown entered into a Share Exchange Agreement with Terra Block. The Agreement provides for 100% of the shares of Terra Block to be acquired by the L.L. Brown in exchange for shares of common stock of the L.L. Brown; for the establishment of a new Board of Directors consisting of Terra Block directors; and, with total issued and outstanding shares of the Company immediately after the closing of 10,000,000. The Company's former subsidiary, LLBA has been spun off, leaving Terra Block as the sole operating subsidiary of the Company after effecting the Agreement. The Company currently trades on the OTC Bulletin Board under the symbol TBLK.

Terra Block engages in the manufacture, distribution and application of technologically advanced building products through a licensing agreement with its subsidiary Terra Block, Inc. ("TBI"). Terra Block has the exclusive right to make, have made, use and sell TBI products anywhere in the world. The license agreement provides Terra Block the rights to all patented technologies, trade secret materials, copyrights, trademarks and all intellectual property. This technology and expertise is referred to as the "Terra Block System" and has been used worldwide for 22 years.

GOING CONCERN STATEMENT
The Company's strategic plan for dealing with its cash flow problems is currently being developed, but may include additional private placements of the Company's common stock, the abandonment of unprofitable projects and the exchange of common stock for settlement of vendor accounts. There can be no assurance that any of the plans developed by the Company will produce cash flows sufficient to overcome current liquidity problems.

- The Company's long-term viability as a going concern is dependent on certain key factors, as follows:

- The Company's ability to obtain adequate sources of outside financing

- The Company's ability to ultimately achieve adequate profitability and cash flows to sustain continuing operations.

RESULTS OF OPERATIONS
Terra Block International, entered into a Share Exchange Agreement with L.L. Brown International, Inc. on February 14, 2003. The Agreement provides for 100% of the shares of Terra Block to be acquired by L.L. Brown in exchange for shares of common stock of L.L. Brown. The Company's former subsidiary, LLBA has been spun off, leaving Terra Block as the sole operating subsidiary of the Company after effecting the Agreement. The discussion below as well as the financial reports, reflect this Share Exchange Agreement.

Terra Block engages in the manufacture, distribution and application of technologically advanced building products through a licensing agreement with its subsidiary Terra Block, Inc. Terra Block has the exclusive right to make, have made, use and sell TBI products anywhere in the world. The license agreement provides Terra Block the rights to all patented technologies, trade secret materials, copyrights, trademarks and all intellectual property. This technology and expertise is referred to as the "Terra Block System" and has been used worldwide for 22 years.

LIQUIDITY AND CAPITAL RESOURCES
While the Company currently has several projects in development and a business plan for growing the business, it requires additional capital in order to fully implement its business plan. The Company has been developing a plan to deal with its liquidity problems. These steps may include additional private placements of the Company's common stock, a business combination with a more profitable entity and/or efforts to raise additional debt financing. There can be no assurance that any of the plans developed by the Company will produce cash flows sufficient to ensure its long-term viability as a going concern.

The Company's long-term viability as a going concern is dependent on certain key factors, as follows:

The Company's ability to obtain adequate sources of outside financing to support near term operations and to allow the Company to continue forward with current strategic plans.

The Company's ability to implement its operating business plan.

The Company's ability to locate a profitable entity with which to merge.

The Company's ability to ultimately achieve adequate profitability and cash flows to sustain continuing operations.

2003 OUTLOOK

During 2003 The Company is planning on expanding development in each of its three divisions:

     - Housing Development and Construction: The Company is working toward developments both domestically and abroad to capitalize on its unique construction and building system.
     - Manufacturing and Sales: The Company is working to develop markets worldwide for its line of products.
     - TECSTOR: The Company is working to finalize a beta site for its patented above ground hazardous waste storage facility.

ITEM 7. FINANCIAL STATEMENTS
The financial statements of the company are set forth beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
The directors and officers of the Company, as of March 5, 2003, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. The officers serve at the will of the Board of Directors.

DIRECTORS AND EXECUTIVE OFFICERS
Set forth below are the names, ages, and positions of the executive officers and directors of the Company

Name               Age  Position(s) with Company
-----------------  ---  --------------------------------
Gregory A. Pitner   39  Chairman, President and CEO
James E. Hines      46  CFO, Vice-President and Director
Michael A. Gross    45  COO and Director

GREGORY A. PITNER, PRESIDENT, CHIEF EXECUTIVE OFFICER AND CHAIRMAN
Before accepting his position with Terra Block, Mr. Pitner was formerly President/CEO of Vector Capital Group, Inc. a Cincinnati, OH based investment banking and consulting firm. Vector Capital Group, Inc. has experience and expertise in a broad spectrum of investment banking and consulting services, including: corporate finance, start-up consulting, executive management, capital structure, mergers and acquisitions, bankruptcy and workout management, cash flow management and turn-around investing.

Mr. Pitner oversaw all aspects of Vector, and had direct responsibility for, and utilized his background and expertise in, coordinating the acquisition and management of turn-around opportunities. From 1995 to 1999 as a Vice President of Navicap Corporation, a Cincinnati, OH based merchant banking firm, Mr. Pitner successfully provided financing for a number of firms both private and publicly held. His responsibilities included deal structure, acquisition negotiation, dealer and market maker networking, financing, management control, as well as due-diligence. Clients ranged from basic industry rollups to technology companies.

Mr. Pitner has enjoyed success acting in the capacity as senior management for client firms as well as direct investments. He has occupied a seat on several boards and has also acted as interim manager for companies of various sizes. In the past Mr. Pitner has demonstrated expertise in structuring venture level investments, as well as providing management consulting and guidance to early stage companies. Also, he has enjoyed success working with technology related firms, such as Internet start-ups, IT consulting companies, as well as data collection and management companies ranging in size from start-ups to over $600 million in revenues both domestically as well as internationally. He spearheaded the acquisition of a gold mining facility in Zaire, now known as The Democratic Republic of Congo and has significant international experience.

Mr. Pitner graduated from DePauw University, Greencastle, Indiana with a Bachelor of Science Degree majoring in Economics as a Rector Scholar.

JAMES E. HINES, VICE-PRESIDENT, CHIEF FINANCIAL OFFICER AND DIRECTOR
Before accepting his position with the Company, Mr. Hines was formerly CFO and co-founder of Vector Capital Group, Inc., a boutique investment bank that originated during 1999 and specializes in turnaround, debt and equity capital advisory services. A finance and strategic planning specialist he also has extensive experience in bankruptcy proceedings and asset liquidations.

Mr. Hines has extensive knowledge in general and financial management, particularly in business and strategic planning, mergers and acquisitions, as well as cash flow management. He has developed short and intermediate term revitalization strategies specializing in crisis management, general bankruptcy and pre-bankruptcy consulting for clients in the real estate, retail, manufacturing, entertainment and restaurant industries. To assist in these crisis management and bankruptcy engagements, he created a number of analytical tools including cash flow projection models, short and long term strategic plans, and detailed tactics used for the revitalization of troubled companies.

Mr. Hines was formerly Vice President for Navicap Corporation, a Cincinnati, Ohio based merchant bank from 1998-1999 where he was responsible for developing a secured lending group. This group secured capital for client companies exceeding $20 million. Mr. Hines was a major participant in overseeing the successful disposition of assets to Navicap shareholders.

Mr. Hines was from 1992-1998 a principal in Spectrum Capital, a consulting company that specialized in debt and equity capital placements up to $23 million for corporate clients. Spectrum also successfully completed several corporate restructurings of leveraged buyout transactions.

Mr. Hines was from 1990-1992 President for Tius Elcon, Ltd. a startup Israeli medical device manufacturer where he was primarily responsible for raising approximately $11 million in venture capital and for sales increasing to $2.5 million within six months of inception. He successfully negotiated for the products to be manufactured in Hong Kong to be shipped and sold in the United States. Tius Elcon was profitable and cash flow positive every month during his tenure. Tius Elcon was subsequently sold to an Israeli conglomerate. Mr. Hines was from 1981-1990 a Vice President for Citicorp Leveraged Capital Group where he originated financing for a wide variety of leveraged buyouts. These buyouts ranged in size from $5 million to $2.5 billion. Companies included food processing, basic manufacturing, consumer products, retail and energy related concerns. Mr. Hines has vast experience acting as the lead bank agent coordinating up to 90 separate lenders in a single transaction along with leading several of these buyout companies back to becoming publicly traded.

Mr. Hines received a Bachelor of Science Degree, specializing in Finance from Huntington College, Huntington, Indiana.

MICHAEL A. GROSS, CHIEF OPERATIONS OFFICER AND DIRECTOR
Michael Gross has spent the last 20 years assisting in the development and sales of the Terra Block System. He has worked extensively throughout the world, negotiating numerous large purchases of Terra Block products. He has supervised projects in the Congo, Africa, Nigeria, Holland, Germany, France, England, Saudi Arabia, Canada, and South America, as well as many parts of the United States, building with, or surveying proposed Terra Block projects. He is intimately aware of the technological aspects of earth construction in particular and housing construction in general. He is highly experienced in the management of the current operations and is responsible for all field operation activities.

Mr. Gross is a creative inventor in his own right. He has many inventions to his credit, which have produced several million dollars in revenue. He has brought his innovative and dynamic thinking to bear on the challenges and hurdles that have faced Terra Block, Inc. over the past decade. He studied Chemistry at Snead College in Alabama. He is a veteran of the U.S. Armed forces, having served in the Navy. Mr. Gross is 45 years old.

All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified. There are no agreements with respect to the election of Directors. We have not compensated our Directors for service on our Board of Directors, any committee thereof, or reimbursed for expenses incurred for attendance at meetings of our Board of Directors and/or any committee of our Board of Directors. Officers are appointed annually by our Board of Directors and each Executive Officer serves at the discretion of our Board of Directors. We do not have any standing committees. Our Board of Directors may in the future determine to pay Directors' fees and reimburse Directors for expenses related to their activities.

None of our Officers and/or Directors have ever filed any bankruptcy petition, been convicted of or been the subject of any criminal proceedings or the subject of any order, judgment or decree involving the violation of any state or federal securities laws.

CERTAIN LEGAL PROCEEDINGS
No existing director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires the Company's officers, directors and persons who own more than 10% of the Company's Common Stock to file reports of ownership and changes in ownership with the SEC and the National Association of Securities Dealers, Inc. Officers, directors and greater than 10% stockholders are required by regulation to furnish the Company with copies of all forms they file pursuant to Section 16(a) of the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

                              Annual       Annual
                              Comp         Comp        Annual     LT Comp       LT                All
Name and                      Salary       Bonus       Comp       Rest         Comp     LTIP     Other
Post                Year        (1)        ($)         Other      Stock        Options  Payouts   (1)
-----------------  -------  ------------  ---------  ---------  -----------  ---------  -------  -----
Gregory A.           2000        n/a          n/a        n/a        n/a          n/a
Pitner               2001        n/a          n/a        n/a        n/a          n/a
 President           2002        -0-          -0-        -0-        -0-          -0-

(1) All other compensation includes certain health and life insurance benefits paid by the Company on behalf of its employees.


EMPLOYMENT AGREEMENTS
We currently have no employment agreements with our officers and directors.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of March 3, 2003 (post-split), regarding the ownership of the Company's Common Stock by each shareholder known by the Company to be the beneficial owner of more than five percent (5%) of its outstanding shares of Common Stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the share of Common Stock beneficially owned.

Name and Address                  Title     Amount and Nature    Percent
      of                           of             of               of
Beneficial Owner                  Class      Beneficial Owner     Class
------------------------------  ---------  -------------------   -------
Gregory A. Pitner                 Common        955,702             9.6%

James E. Hines                    Common        955,702             9.6%

Michael A. Gross                  Common           0                   0%

All Executive Officers and
Directors as a Group
(Three (3) persons)               Common      4,141,376            41.4%
---------
Craig Kaufman                     Common      2,229,972            22.3%

Terra Block, Inc.                 Common      2,229,972            22.3%

Carolyn Scott Brown               Common        487,500             4.9%

Lester L. Brown                   Common        487,500             4.9%

     (1) The address for each of the above is c/o Terra Block International, Inc. 2637 Erie Avenue, Suite 207 Cincinnati, OH 45208.
     (2) Michael A. Gross is sole officer and director and majority shareholder of Terra Block, Inc. which owns 2,229,972 shares of the Company's common stock.
     (3) Carolyn Scott Brown and Lester L. Brown are husband and wife and reside in the same household. They have options outstanding on 925,000 of their shares.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

At December 31, 2002 the Company had notes payable to Dorothy L. Pitner, a shareholder of Terra Block and mother of Gregory A. Pitner in the amount of $10,000.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report: None

(b) Reports on Form 8-K: None

                                   SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the undersigned has duly caused this Form 10-KSB to be signed on its behalf by the undersigned, there unto duly authorized, in the City of Cincinnati, Ohio, on March 26, 2003.

                                 TERRA BLOCK INTERNATIONAL, INC.


                                 By:     /s/ Gregory A. Pitner
                                 -----------------------------
                                 Gregory A. Pitner, President,
                                 CEO and Chairman


                                 By:     /s/ James E. Hines
                                 --------------------------
                                 James E. Hines, Vice-President,
                                 CFO and Director


                                 By:     /s/ Michael A. Gross
                                 ----------------------------
                                 Michael A. Gross, COO and Director

Pursuant to the requirements of the Securities Exchange Act of 1933, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                            By:  /s/ Gregory A. Pitner
                               ---------------------------------------------
                               Gregory A. Pitner, President, CEO and Chairman


                            By:  /s/ James E. Hines
                               ---------------------------------------------
                               James E. Hines, Vice-President,CFO and Director


                            By:  /s/ Michael A. Gross
                               ---------------------------------------------
                               Michael A. Gross, COO and Director

CERTIFICATIONS

I, Gregory A. Pitner, certify that:

1. I have reviewed this annual report on Form 10-KSB of Terra Block International, Inc.;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:     March 26, 2003
/s/ Gregory A. Pitner
----------------------
Gregory A. Pitner
Chief Executive Officer of Terra Block International, Inc.

I, James E. Hines, certify that:

1. I have reviewed this annual report on Form 10-KSB of Terra Block International, Inc.;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003
/s/ James E. Hines
------------------
James E. Hines
Chief Financial Officer

Certification of Chief Executive Officer of Terra Block International, Inc.
---------------------------------------------------------------------------
pursuant to Section 906 of the Sarbanes-Oxley Act of 1992 and Section 1350 of 18
--------------------------------------------------------------------------------
U.S.C. 63.
---------

I, Gregory A. Pitner, the Chief Executive Officer of Terra Block International, Inc. hereby certify that to my knowledge, Terra Block International, Inc. annual report on Form 10-KSB for the period ended December 31, 2002, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in the periodic report on Form 10-KSB and the financial statements contained therein fairly presents, in all material respects, the financial condition and results of the operations of Terra Block International, Inc.


Date:     March 26, 2003               /s/ Gregory A. Pitner
                                           -----------------
                                           Gregory A. Pitner
                                           Chief Executive Officer of
                                           Terra Block International, Inc.


Certification of Chief Financial Officer of Terra Block International, Inc.
---------------------------------------------------------------------------
pursuant to Section 906 of the Sarbanes-Oxley Act of 1992 and Section 1350 of 18
--------------------------------------------------------------------------------
U.S.C. 63.
---------

I, James E. Hines the Chief Financial Officer of Terra Block International, Inc. hereby certify that to my knowledge, Terra Block International, Inc. annual report on Form 10-KSB for the period ended December 31, 2002, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in the annual report on Form 10-KSB and the financial statements contained therein fairly presents, in all material respects, the financial condition and results of the operations of Terra Block International, Inc.

Date:     March 26, 2003               /s/ James E. Hines
                                           -----------------
                                           James E. Hines
                                           Chief Financial Officer of
                                           Terra Block International, Inc.

                         TERRA BLOCK INTERNATIONAL, INC.

                   CONSOLIDATED PRO FORMA FINANCIAL STATEMENTS

                               DECEMBER  31, 2002

                         TERRA BLOCK INTERNATIONAL, INC.
                                    CONTENTS

                                                              Page

Consolidated Pro Forma Financial Statements

Auditors' Report. . . . . . . . . . . . . . . . . . . . . . .  F-4

Balance Sheet . . . . . . . . . . . . . . . . . . . . . . . .  F-5

Statement of Operations . . . . . . . . . . . . . . . . . . .  F-6

Statement of Stockholders' Equity (Deficit) . . . . . . . . .  F-7

Statement of Cash Flows . . . . . . . . . . . . . . . . . . .  F-8

Notes to Financial Statements . . . . . . . . . . . . . . . .  F-9

                               Melton & Co., P.C.
                          ____________________________
                          Certified Public Accountants

                          INDEPENDENT AUDITOR'S REPORT

The Board of Directors
Terra Block International, Inc.
Cincinnati, Ohio

We have audited the accompanying pro forma consolidated balance sheet of Terra Block International, Inc. as of December 31, 2002 and the related pro forma consolidated statements of operations, stockholders equity(deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the pro forma consolidated financial statements referred to above present fairly, in all material respects the consolidated financial position of Terra Block International, Inc., as it would have appeared, as of December 31, 2002 and the consolidated results of its operations and its cash flows, as they would have appeared, for the year then ended in conformity with generally accepted accounting principles.

The accompanying pro forma financial statements have been prepared assuming that the company will continue as a going concern. As discussed in note 10 to the financial statements, the Company has experienced significant operating losses. The Company's financial position and operating results raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                              /s/ Andrew I.  Melton
                              ------------------------
                              Andrew I.  Melton, CPA
                              Managing Partner
                              February 28, 2003

                                       Terra Block International, Inc.
                                     Consolidated Pro Forma Balance Sheet
                                               December 31, 2002


                                                   L.L. Brown       Terra Block     Acquisition     Terra Block
                                                 International,    Consolidated,    Adjustments   International,
                                                      Inc.             Inc.                             Inc.
                                                ----------------  ---------------  -------------  ---------------
             ASSETS
             ------
Cash and Cash Equivalents                       $             0   $        9,593   $      9,593   $         9,593
Accounts Receivable, Net                                 87,582                         (87,582)                0
Inventory                                                34,043                         (34,043)                0
Deposits                                                  7,260                          (7,260)                0
                                                ----------------  ---------------                 ---------------
    Total Current Assets                                128,885            9,593                            9,593

                                                         25,078                         (25,078)                0

Start Up Costs                                                            33,408         33,408            33,408
Due From Stockholders                                    31,982                         (31,982)                0
                                                ----------------  ---------------                 ---------------

                                                $       185,945   $       43,001                           43,001
                                                ================  ===============                 ===============

LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)
---------------------------------------------

Bank Overdrafts                                          22,773                          22,773                 0
Accounts Payable                                        271,015                         171,579            99,436
Notes Payable                                             9,525                           9,525                 0
Accrued Payroll and Business Taxes                       64,932                          64,932                 0
Current Maturities of Long Term Debt                     24,023           35,000        (10,977)           35,000
                                                ----------------  ---------------                 ---------------
    Total Current Liabilities                           392,268           35,000                          134,436
                                                ----------------  ---------------                 ---------------

                                                         17,140                          17,140                 0
                                                ----------------  ---------------                 ---------------
    Total Liabilities                                   409,408           35,000                          134,436
                                                ----------------  ---------------                 ---------------

Preferred Stock, $.001 Par Value, 1,000,000
  Shares Authorized, No Shares Issued
Common Stock, $.001 Par Value, 20,000,000
  Shares Authorized, 10,638,803 Shares Issued            10,640                             640            10,000
Common Stock, $.001 Par Value, 50,000,000
  Shares Authorized,10,000,000 Shares Issued
Additional Paid-In-Capital                              604,628                        (132,668)          737,296
Accumulated Deficit                                    (838,731)                                         (838,731)
Capital Stock                                             8,001
                                                ----------------  ---------------                 ---------------
  Total Stockholders Equity(Deficit)                   (223,463)           8,001                          (91,435)
                                                ----------------  ---------------                 ---------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                            $       185,945   $       43,001   $          0   $        43,001
                                                ================  ===============                 ===============

                             See accompanying notes

                                  Terra Block International, Inc.
                           Consolidated Pro Forma Statement of Operations
                                 For The Year Ended December 31, 2002


                                   L.L. Brown      Terra Block    Acquisition   Terra Block
                                 International,   Consolidated,   Adjustments  International,
                                      Inc.             Inc.          Inc.
                                 ---------------  --------------  -----------  --------------
Revenue                          $       525,966                               $      525,966

Cost of Sales                            159,212                                      159,212
                                 ---------------                                -------------

Gross Profit                             366,754                                      366,754

General & Administrative                 307,602                                      307,602
                                 ---------------                                -------------

  Income(Loss) from Operations            59,152                                       59,152

  Interest Expense                         7,204                                        7,204
                                 ---------------                                -------------

  Income(Loss) before Taxes               51,948                                       51,948

  Income Taxes                                 0                                            0
                                 ---------------                                -------------

Net Income(Loss)                 $        51,948                                $      51,948
                                 ===============                                =============

Net Income(Loss) Per Share-Basic and Diluted      $     0.005                   $       0.005

Weighted Average Basic Shares Outstanding          10,638,803                      10,638,803

                             See accompanying notes

                               Terra Block International, Inc.
                   Consolidated Pro Forma Statement of Stockholders' Equity
                            For The Year Ended December 31, 2002


                                Common Stock                 Additional  Accumulated
                                   Shares         Amount         PIC       Deficit     Total
                                -------------  ------------  -----------  ---------  ----------
Balance at December 31, 2001      10,638,803        10,640       604,628  (890,679)  ($275,411)

  Net Effect of Acquisition         (638,803)         (640)      132,668               132,028

  Net Income(Loss)                                                          51,948   $  51,948
                                -------------  ------------  -----------  ---------  ----------
Balance at December 31, 2002      10,000,000        10,000       737,296  (838,731)    (91,435)
                                =============  ============  ===========  =========  ==========


                             See accompanying notes

                                        Terra Block International, Inc.
                                Consolidated Pro Forma Statement of Cash Flows
                                     For The Years Ended December 31, 2002


                                                  L.L. Brown      Terra Block    Acquisition    Terra Block
                                                 International   Consolidated,   Adjustments   International,
                                                                     Inc.                           Inc.
                                                ---------------  --------------  -----------  ----------------
Cash flows from operating activities
  Net income(loss)                              $       51,948                                $        51,948
                                                ---------------  --------------               ----------------
    Adjustments to reconcile net loss
     used in operating activities
    Depreciation                                        12,047                                         12,047
    Stock issued in lieu of cash compensation
    Changes in assets and liabilities
    Accounts receivable                                (60,263)                                       (60,263)
    Inventory                                            6,952                                          6,952
    Deposits                                               594                                            594
    Accounts payable                                       432                                            432
    Accrued liabilities                                  9,457                                          9,457
                                                ---------------  --------------               ----------------
    Total adjustments                                  (30,781)                                       (30,781)
                                                ---------------  --------------               ----------------
  Net cash provided(used)in operating
      activities                                        21,167                                         21,167
                                                ---------------  --------------               ----------------
Cash flows from financing activities
Proceeds from long-term debt
Proceeds from common stock
  Bank overdrafts                                       22,773                                         22,773
  Net borrowings(payments) on
    notes payable
  Principal payments on
    long-term debt                                     (32,989)                                       (32,989)
  Net advances to stockholders                         (22,586)                                       (22,586)
                                                ---------------  --------------               ----------------
  Net cash provided(used) by
    financing activities                               (32,802)                                       (32,802)
                                                ---------------  --------------               ----------------
Cash flows from investing activities
  Dispositions of property & equipment
  Purchases of property & equipment

Net cash provided(used) by investing
activities                                                   0                                              0
                                                ---------------  --------------               ----------------

Net increase(decrease) in cash                         (11,635)                                       (11,635)

Cash at beginning of period                             11,635                                         11,635
                                                ---------------  --------------               ----------------

Cash at December 31                             $            0                                $             0
                                                ===============  ==============               ================

Supplemental disclosures
   of cash flow information
Cash paid during the period for interest        $        7,203                                $         7,203
                                                ===============  ==============               ================

                             See accompanying notes

                         Terra Block International, Inc.
              Notes to Consolidated Pro Forma Financial Statements
                                December 31, 2002

NOTE 1 - ORGANIZATION

Terra Block International, Inc. ("The Company") is a Nevada Corporation that conducts business from its headquarters in Cincinnati, Ohio. The Company was incorporated in May 2002 and has acquired L.L. Brown International, Inc., a public corporation. The name of the Company was changed from L.L. Brown International, Inc to Terra Block International, Inc.

The Company has an Exclusive Licensing Agreement and Purchase Option with Terra Block, Inc., a Florida corporation, to make, have made, use and sell its Licensed Products under its License Patent Rights, Trade Secret Materials and all its existing license rights anywhere in the world.

L. L. Brown International, Inc. was incorporated in February 1997 as Smart Industries, Inc., and changed its name to L.L. Brown International, Inc., in March 1998.

In March 1998, L.L. Brown International, Inc. acquired 100 percent of the issued and outstanding shares of the common stock of L.L. Brown & Associates, Inc., a Washington corporation, by issuing 8,900,000 shares of its stock.

L.L. Brown International, Inc. is an educational corporation that designs curriculum and programs which are intended to teach people how to make positive changes in their lives. It sells materials and delivers seminars to corporations, nonprofit organizations, universities, welfare agencies, school districts, and youth service agencies throughout the United States.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The Consolidated financial statements include the accounts of Terra Block Consolidated, Inc., its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated.

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

                              See Accompanying Note

                         Terra Block International, Inc.
              Notes to Consolidated Pro Forma Financial Statements
                                December 31, 2002

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

NOTE 3 -- PROPERTY AND EQUIPMENT

The following is a summary of property and equipment, at cost:

                   Office Equipment                  $  72,072
                   Furniture & Fixtures                 39,758
                   Vehicles                             42,775
                   Leasehold Improvements                6,227
                                                     ---------
                                                     $ 160,832
                                                     ---------
                   Less: Accumulated Depreciation     (135,754)
                                                     =========
                                                     $  25,078

                              See Accompanying Note

                         Terra Block International, Inc.
              Notes to Consolidated Pro Forma Financial Statements
                                December 31, 2002

NOTE 4 - NOTES PAYABLE

The company is oligated under a demand note payable to a bank on which interest accrues at 9.75%. The note is secured by substantially all trade receivables, inventory and equipment. $ 9,525

Promissory notes dated October 2002 payable to officers of the corporation. Due April 2003. 35,000 $ 44,525

           ==========================================================

NOTE 5 - LONG-TERM DEBT

Long-term debt consists of the following:

Lease payable to Renton Lincoln in monthly installments of $543, with balloon payment of $18,227 at the end of 36


     months, secured by an automobile.                  23,657

     Note payable to a bank payable in monthly
     installments of $3,207 including interest at
     9.75%, secured by substantially all trade
     receivables, inventory and equipment.              17,506
                                                      --------
                                                        41,163

     Less current maturities                           (24,023)
                                                      --------

     Long-term debt, less current maturities           $17,140
                                                      ========

                              See Accompanying Note

                         Terra Block International, Inc.
              Notes to Consolidated Pro Forma Financial Statements
                                December 31, 2002

NOTE 6 - ADVERTISING

Advertising costs are charged to operations when incurred, which amounted to $-0- for 2002.

NOTE 7 - FEDERAL INCOME TAXES

At December 31, 2002 the Company had net operating loss carry forwards of approximately $839,000, expiring in year 2014. The amount recorded as deferred tax assets as of December 31, 2002 were approximately $280,000, which represents the amount of tax benefits arising from the loss of carry forwards. Due to the uncertainty regarding the Company's ability to generate taxable income in the future to realize the benefit from its deferred tax assets, the Company has established a valuation allowance of $280,000 against this deferred tax asset.

NOTE 8 - COMMITMENTS

The Company leases its administrative offices and certain equipment under operation leases expiring in 2003. The Company is obligated for minimum non-cancelable rental payments under the lease through its term as follows:

     YEAR ENDED DEC. 30,

     2003                  55,920
     ----------------------------
                         $ 55,920
                         ========


NOTE 9 - RELATED PARTY TRANSACTIONS

The Company had advances of $31,982 to the Vice President as of December 31, 2002. Additionally, the Company has several promissory notes with officers(see note 4).

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

NOTE 11 - START UP COST

Start up cost consist of all cost necessary to get the Company to an operational position, including bank charges, consulting fees, office supplies, postage, legal fees, rent, telephone and travel. Start up cost are amortized over five(5) years using the straight line method.

                              See Accompanying Note

                         TERRA BLOCK CONSOLIDATED, INC.

                              BALANCE SHEET-START UP

                               DECEMBER  31, 2002

                         TERRA BLOCK CONSOLIDATED, INC.


                                    CONTENTS


                                                                            PAGE
                                                                            ----

Financial Statement

     Auditors' Report . . . . . . . . . . . . . . . . . . . . . . . . . .   F-15

     Balance Sheet. . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-16

     Notes to Financial Statement . . . . . . . . . . . . . . . . . . . .F-17-18

                          INDEPENDENT AUDITOR'S REPORT



The Board of Directors
Terra Block Consolidated, Inc.
Cincinnati, Ohio

We have audited the accompanying balance sheet-start up of Terra Block Consolidated, Inc. as of December 31, 2002. This financial statement is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statement referred to above present fairly, in all material respects the financial position of Terra Block Consolidated, Inc. as of December 31, 2002.


/s/ Andrew I.  Melton
------------------------
Andrew I.  Melton, CPA
Managing  Partner

February 27, 2003




                             See Accompanying Notes

                                 Terra Block Consolidated, Inc.
                                    Balance Sheet-Start Up
                                      December 31, 2002


                      ASSETS
                      ------

Current Assets
  Cash                                      $ 9,593
                                            -------

         Total Current Assets                 9,593


Start Up Cost                                33,408

                                            -------
TOTAL ASSETS                                $43,001
                                            =======


    LIABILITIES AND STOCKHOLDERS' EQUITY
    ------------------------------------


Notes Payable                                35,000




Stockholders' Equity

  Capital Stock                               8,001
                                            -------

         Total Stockholders Equity            8,001
                                            -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $43,001
                                            =======

                             See Accompanying Notes

                          Tara Block Consolidated, Inc.
                          Notes to Financial Statement
                                December 31, 2002


NOTE  1  -  ORGANIZATION

Terra Block Consolidated, Inc. ("The Company") is a Nevada Corporation that conducts business from its headquarters in Cincinnati, Ohio. The Company was incorporated in May 2002.

The Company has an Exclusive Licensing Agreement and Purchase Option with Terra Block, Inc., a Florida corporation, to make, have made, use and sell its Licensed Products under its License Patent Rights, Trade Secret Materials and all its existing license rights anywhere in the world.

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

PRINCIPLES  OF  CONSOLIDATION

The financial statement, currently, only includes the accounts of Terra Block Consolidated, Inc.

START  UP  COST

Start up cost consist of all cost necessary to get the Company to an operational position, including bank charges, consulting fees, office supplies, postage, legal fees, rent, telephone and travel. Start up cost will be amortized over five(5) years using the straight line method.

NOTE 3 - SUBSEQUENT EVENT

Subsequent to the balance sheet date, the Company acquired L. L. Brown International, Inc., a public corporation.


NOTE 4 - NOTES PAYABLE

Promissory notes dated October 2002 payable to officer          $ 35,000
                                                                ========
of the corporation.  Due in April 2003

                             See Accompanying Notes