Form 10QSB
period 2003-03-31
TERRA BLOCK INTERNATIONAL
filed 2003-05-15
CIK 1103719

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                           Commission File #000-31935

                         TERRA BLOCK INTERNATIONAL, INC.
        (Exact name of small business issuer as specified in its charter)

                                     NEVADA
         (State or other jurisdiction of incorporation or organization)

                                   65-0729440
                      (IRS Employer Identification Number)

                2637 Erie Avenue, Suite 207, Cincinnati, OH 45208
               (Address of principal executive offices)(Zip Code)

                                 (513) 533-1220
                (Registrant's telephone no., including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]
Title of Class Number of Shares Outstanding: Common Stock, par value $.001 per share 18,600,000 as of April 30, 2003.
Documents Incorporated by Reference: None

                         TERRA BLOCK INTERNATIONAL, INC.
                                   FORM 10-QSB
                                Table of Contents

PART  I  -  FINANCIAL  INFORMATION

Item  1  -  Financial  Statements

Item  2  -  Management's  Discussion  and Analysis or Plan of Operation

Item  3  -  Controls and Procedures


PART II  -  OTHER INFORMATION

Item  2  -  Changes  in  Securities  and  Use  of  Proceeds

Item  6  -  Exhibits and Reports  on  Form  8-K

SIGNATURES

                         TERRA BLOCK INTERNATIONAL, INC.

                          CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2002

                         TERRA BLOCK INTERNATIONAL, INC.



                                    CONTENTS
                                    --------


                                                                            PAGE
                                                                            ----

Consolidated  Financial Statements

     Balance Sheet                                                             1

     Statement of Operations                                                   2

     Statement of Stockholders' Equity (Deficit)                               3

     Statement of Cash Flows                                                   4

     Notes to Financial Statements                                           5-6

Terra Block International, Inc.
Consolidated Balance Sheet
March 31, 2003

                                            ASSETS
                                            ------


Current Assets
     Cash and Cash Equivalents                                            $   6,965

     Total Current Assets                                                     6,965
Property and Equipment, Net

Other Assets
     Start Up Costs                                                          33,408
     Accumulated Amortization                                                (1,670)
                                                                          ---------
                                                                             31,738
TOTAL ASSETS                                                              $  38,703
                                                                          =========

                          LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)
                          ---------------------------------------------
Current Liabilities

     Accounts Payable                                                    $ 117,396
     Notes Payable                                                           90,000

     Total Current Liabilities                                              207,396
                                                                          ---------
     Total Liabilities                                                      207,396
                                                                          ---------
Stockholders' Equity(Deficit)
     Preferred Stock, $.001 Par Value, 1,000,000
          Shares Authorized, No Shares Issued
     CommonStock, $.001 Par Value, 20,000,000                                10,000
          Shares Authorized,10,000,000 Shares Issued
     Additional Paid-In-Capital                                             687,296
     Accumulated Deficit                                                   (865,989)
               Total Stockholders Equity(Deficit)                          (168,693)
                                                                          ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $  38,703
                                                                          =========

                             See Accompanying Notes
                                     Page 1

                           Terra Block International, Inc.
                        Consolidated Statement of Operations
                      For The Three Months Ended March 31, 2003



Revenue                                                                   $         0

Cost of Sales                                                                       0
                                                                          -----------

Gross Profit                                                                        0

General & Administrative                                                       27,258
                                                                          -----------

          Income(Loss) from Operations                                        (27,258)

          Interest Expense                                                          0
                                                                          -----------

          Income(Loss) before Taxes                                           (27,258)

          Income Taxes                                                              0
                                                                          -----------

Net Income(Loss)                                                             ($27,258)
                                                                          -----------

Net Income(Loss) Per Share-Basic and Diluted                                  ($0.003)

Weighted Average Basic Shares Outstanding                                  10,638,803

                                         See Accompanying Notes
                                                 Page 2

                        Terra Block International, Inc.
                 Consolidated Statement of Stockholders' Equity
                    For The Three Months Ended March 31, 2003


                               Common Stock   Additional   Accumulated
                                  Shares        Amount         PIC       Deficit     Total
                               -------------  -----------  -----------  ---------  ---------

Balance at December 31, 2002     10,000,000       10,000       737,296  (838,731)  ($91,435)


     Purchase of L.L. Brown                                             (50,000)    (50,000)


     Net Income(Loss)                                                   (27,258)   ($27,258)

                                 ----------------------------------------------------------
Balance at March 31, 2003        10,000,000       10,000       687,296  (865,989)  (168,693)
                                 ==========================================================

                                   See Accompanying Notes
                                           Page 3

                                     Terra Block International, Inc.
                                   Consolidated Statement of Cash Flows
                                For The Three Months Ended March 31, 2003


Cash flows from operating activities
  Net income(loss)                                                           ($27,258)
                                                                            ---------
  Adjustments to reconcile net loss
      used in operating activities
    Depreciation/Amortization                                                   1,670
    Changes in assets and liabilities
    Accounts payable                                                           17,960
                                                                            ---------
    Total adjustments                                                          19,630
                                                                            ---------
  Net cash provided(used)in operating
       activities                                                              (7,628)
                                                                            ---------
Cash flows from financing activities
  Net borrowings(payments) on
       notes payable                                                           55,000
  Principal payments on
       long-term debt
  Net advances to stockholders
  Net cash provided(used) by
      financing activities                                                     55,000
                                                                            ---------
Cash flows from investing activities
  Dispositions of property & equipment
  Purchases of property & equipment
  Purchase of L.L. Brown                                                      (50,000)
  Net cash provided(used) by investing
      activities                                                              (50,000)
                                                                              -------

Net increase(decrease) in cash                                                 (2,628)

Cash at beginning of period                                                     9,593
                                                                            ---------

Cash at March 31                                                            $   6,965
                                                                            =========
Supplemental disclosures of cash flow information
Cash paid during the period for interest                                    $       0
                                                                            =========

                                          See Accompanying Notes
                                                  Page 4

                         Terra Block International, Inc.
                   Notes to Consolidated Financial Statements
                                 March 31, 2003



NOTE 1 - ORGANIZATION

Terra Block International, Inc. ("The Company") is a Nevada Corporation that conducts business from its headquarters in Cincinnati, Ohio. The Company was incorporated in February 1997 and in February 2003 acquired L.L. Brown International, Inc., a public corporation. The name of the Company was changed from L.L. Brown International, Inc to Terra Block International, Inc.

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


NOTE  3  -  NOTES  PAYABLE

Promissory Notes dated October 2002 to March 2003 payable to unaffiliated individuals of the corporation. All of the promissory notes are unsecured and have a variety of maturity dates during 2003.

                         Terra Block International, Inc.
                   Notes to Consolidated Financial Statements
                                 March 31, 2003


NOTE  4  -  FEDERAL  INCOME  TAXES

At March 31, 2003 the Company had net operating loss carry forwards of approximately $839,000, expiring in year 2014. The amount recorded as deferred tax assets as of March 31, 2003 were approximately $280,000, which represents the amount of tax benefits arising from the loss of carry forwards. Due to the uncertainty regarding the Company's ability to generate taxable income in the future to realize the benefit from its deferred tax assets, the Company has established a valuation allowance of $280,000 against this deferred tax asset.

NOTE  5  -  GOING  CONCERN

As shown in the accompanying financial statements, the Company has a significant accumulated deficit. The ability of the Company to continue as a going concern is dependent upon increasing sales and on obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE  6  -  START  UP  COST

Start up cost consist of all cost necessary to get the Company to an operational position, including bank charges, consulting fees, office supplies, postage, legal fees, rent, telephone and travel. Start up cost are amortized over five
(5) years using the straight line method. The start up period ended December 31, 2002.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
The financial statements of the company are set forth beginning on page F-1.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

The following discussion should be read in conjunction with our unaudited interim financial statements and related notes thereto included in this quarterly report and in our audited financial statements and Management's Discussion and Analysis of Financial Condition or Plan of Operation ("MD&A") contained in our Form 10-KSB for the year ended December 31, 2002. Certain statements in the following MD&A are forward looking statements. Words such as "expects", "anticipates", "estimates" and similar expressions are intended to identify forward looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected.

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

PLAN OF OPERATIONS

Terra Block engages in the manufacture, distribution and application of technologically advanced building products through an exclusive licensing agreement with Terra Block, Inc. ("TBI"). Terra Block has the exclusive right to make, have made, use and sell TBI products anywhere in the world. The license agreement provides the Company the rights to all patented technologies, trade secret materials, copyrights, trademarks and all intellectual property. This technology and expertise is referred to as the "Terra Block System" and has been used worldwide for 23 years.

Terra Block International is comprised of 3 divisions in order to fully capitalize on the opportunities represented by its proprietary knowledge and expertise in manufacturing and construction using the unique Terra Block System.

     1. HOUSING: Construction of affordable, efficient housing both domestically and internationally. This is an enormous market, which, the Terra Block System addresses effectively and profitably.

     2. TERRA BLOCK ENCAPSULATED CELL STORAGE: ("TECSTOR"): Terra Block's patented EPA approved above ground hazardous waste storage facility. The unique properties of construction with the Terra Block System provide an exceptional, cost effective facility for the storage and maintenance of low and mid-level hazardous waste, the storage of which is an enormous problem worldwide.

     3. MACHINES: Manufacture and sales of its compressed earth block making machine worldwide. TBI has sold machines worldwide for 23 years.

The Terra Block System features a line of machines developed, perfected and patented by TBI, that manufacture Compressed Earth Blocks ("CEB's") using common soil as the only raw material. This is accomplished by compacting the soil at up to 460,000 lbs. of hydraulic pressure to form a rock hard construction block. The hydraulic pressure causes the particles to bond together just like natural materials formed under great pressure such as sandstone, limestone and diamonds.

The blocks are quick and easy to manufacture, durable and have no maintenance requirements. Each block is rock solid and will not crumble or disintegrate
under normal wear.   In addition, the blocks require no additives, are
incredibly energy efficient and are inexpensive to produce (average cost is $0.12/each). Walls and structures built with Terra Blocks do not require mortar. They are dry-stacked and extraordinarily strong. The final result is a facility that is weather resistant and structurally sound, all at a much lower cost than traditional methods of construction.

The Company's goals are to utilize the unique properties and cost effectiveness of Compressed Earth Block ("CEB") construction to profitably become:

     - The leading provider of high quality, structurally sound, low cost, environmental friendly and durable, residential and commercial buildings in the world.

     -    The  leading  international manufacturer of CEB construction equipment

     - A provider of a revolutionary, cost effective solution to the ever-growing problem of the storage of hazardous waste worldwide.

LIQUIDITY AND CAPITAL RESOURCES
In Note #5 to our financial statements, our independent auditors have indicated that certain factors raise substantial doubt about our ability to continue as a going concern.

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

The Company has commenced operations within their three divisions with the completion of a prototype "World House" and a "TECSTOR(TM)" in Guatemala during March 2003.

The "World House" provides ultra low-cost housing for crisis situations such as replacing refugee camps or shantytowns, where pricing and speed are the utmost concerns. The World House is approximately 200 square feet and provides a clean, dry, safe place to live for a large number of displaced families and/or individuals as a part of a cooperative housing development. Each house can be completed in approximately two days and costs approximately $2,500 USD, which includes all building costs as well as the basic electricity.


The next phase of the Company's operation is to begin construction of up to five TECSTOR facilities in Guatemala and 120 World Houses over the next nine months.

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

ITEM 3. CONTROLS AND PROCEDURES.

Gregory A. Pitner, President, has concluded that our disclosure controls and
procedures are appropriate and effective.   He has evaluated these controls and
procedures as of a date within 90 days of the filing date of this report on Form 10-QSB. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

James E. Hines, Chief Financial Officer, has concluded that our disclosure
controls and procedures are appropriate and effective.   He has evaluated these
controls and procedures as of a date within 90 days of the filing date of this report on Form 10-QSB. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                     PART II

Pursuant to the Instructions on Part II of the Form 10-QSB, Items 1, 3, and 5 are omitted.

ITEM 2. CHANGES IN SECURITIES

The Company announced a reverse split of its common stock in connection with the Share Exchange Agreement at a ratio of 1:2, effective March 3, 2003, or as soon thereafter as approved by the National Association of Securities Dealers ("NASD"). The Company has also agreed not to conduct another reverse split of its common stock for a period of at least one year from the date of the Agreement.


Item 6. Exhibits and Reports on Form 8-K

None

                                   SIGNATURES
Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the undersigned has duly caused this Form 10-QSB to be signed on its behalf by the undersigned, there unto duly authorized, in the City of Cincinnati, Ohio, on May 15, 2003.
 TERRA BLOCK INTERNATIONAL, INC.
BY:            /S/ GREGORY A. PITNER
               -----------------------------
               GREGORY A. PITNER, PRESIDENT,
               CEO AND CHAIRMAN




CERTIFICATIONS

I, Gregory A. Pitner, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Terra Block International, Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:     May 15, 2003
/s/ Gregory A. Pitner
----------------------
Gregory A. Pitner
Chief Executive Officer of Terra Block International, Inc.

I, James E. Hines, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Terra Block International, Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003
/s/ James E. Hines
------------------
James E. Hines
Chief Financial Officer




Certification of Chief Executive Officer of Terra Block International, Inc.
---------------------------------------------------------------------------
pursuant to Section 906 of the Sarbanes-Oxley Act of 1992 and Section 1350 of 18
--------------------------------------------------------------------------------
U.S.C. 63.
----------

I, Gregory A. Pitner, the Chief Executive Officer of Terra Block International, Inc. hereby certify that to my knowledge, Terra Block International, Inc. quarterly report on Form 10-QSB for the period ended

March 31, 2003, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in the quarterly report on Form 10-QSB and the financial statements contained therein fairly presents, in all material respects, the financial condition and results of the operations of Terra Block International, Inc.


Date:     May 15, 2003          /s/ Gregory A. Pitner
                                -------------------------
                                Gregory A. Pitner
                                Chief Executive Officer of
                                Terra Block International, Inc.


Certification of Chief Financial Officer of Terra Block International, Inc.
---------------------------------------------------------------------------
pursuant to Section 906 of the Sarbanes-Oxley Act of 1992 and Section 1350 of 18
--------------------------------------------------------------------------------
U.S.C. 63.
----------

I, James E. Hines the Chief Financial Officer of Terra Block International, Inc. hereby certify that to my knowledge, Terra Block International, Inc. quarterly report on Form 10-QSB for the period ended March 31, 2003, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in the quarterly report on Form 10-QSB and the financial statements contained therein fairly presents, in all material respects, the financial condition and results of the operations of Terra Block International, Inc.

Date:     May 15, 2003          /s/ James E. Hines
                                ---------------------
                                James E. Hines
                                Chief Financial Officer of
                                Terra Block International, Inc.