Form 10QSB
period 2003-06-30
TERRA BLOCK INTERNATIONAL
filed 2003-08-15
CIK 1103719

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

Title of Class Number of Shares Outstanding: Common Stock, par value $.001 per share 22,215,018 as of August 13, 2003.

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

SIGNATURES

                         PART I - FINANCIAL INFORMATION

ITEM  1.  CONSOLIDATED  FINANCIAL  STATEMENTS

The financial statements of the company are set forth beginning on page F-1.

                         TERRA BLOCK INTERNATIONAL, INC.

                          CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2003





                        TERRA BLOCK INTERNATIONAL, INC.



                                    CONTENTS
                                    --------


                                                                 PAGE
                                                               -------
Consolidated  Financial Statements

     Balance Sheet.  . . . . . . . . . . . . . . . . . . . . . . . .     1

     Statement of Operations . . . . . . . . . . . . . . . . . . . .     2

     Statement of Stockholders' Equity (Deficit) . . . . . . . . . .     3

     Statement of Cash Flows . . . . . . . . . . . . . . . . . . . .     4

     Notes to Financial Statements . . . . . . . . . . . . . . . . .   5-6

                    Terra Block International, Inc.
                       Consolidated Balance Sheet
                              June 30, 2003

                                 ASSETS
                                 ------


Current Assets
  Cash and Cash Equivalents                          $     112


                                                     ----------
    Total Current Assets                                   112


Property and Equipment, Net

Other Assets
  Start Up Costs                                        33,408
  Accumulated Amortization                              (3,340)
                                                     ----------
                                                        30,068
                                                     ----------

                                                     ----------
TOTAL ASSETS                                         $  30,180
                                                     ==========



              LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)
              ---------------------------------------------

Current Liabilities

  Accounts Payable                                   $ 124,458
  Notes Payable                                         90,000


                                                     ----------

    Total Current Liabilities                          214,458
                                                     ----------



                                                     ----------
    Total Liabilities                                  214,458
                                                     ----------


                     See Accompanying Notes

                 Terra Block International, Inc.
               Consolidated Statement of Operations
              For The Six Months Ended June 30, 2003



  Revenue                                        $         0

  Cost of Sales                                            0
                                                 ------------

  Gross Profit                                             0

  General & Administrative                            54,443
                                                 ------------

    Income(Loss) from Operations                     (54,443)

    Interest Expense                                       0
                                                 ------------

    Income(Loss) before Taxes                        (54,443)

    Income Taxes                                           0
                                                 ------------

  Net Income(Loss)                                  ($54,443)
                                                 ============



  Net Income(Loss) Per Share-Basic and Diluted       ($0.003)

  Weighted Average Basic Shares Outstanding       16,119,411


                  See  Accompanying  Notes

                        Terra Block International, Inc.
                 Consolidated Statement of Stockholders' Equity
                     For The Six Months Ended June 30, 2003



                                    Common Stock     Additional  Accumulated
                                 Shares      Amount      PIC      Deficit     Total
                               -----------  ---------  --------  ---------  ---------

Balance at December 31, 2002   10,638,803     10,000   737,296   (838,731)  ($91,435)


  Purchase of L.L. Brown       10,961,215     11,600   (50,000)              (38,400)
  and Stock Issue

  Net Income(Loss)                                                (54,443)  ($54,443)

                               ------------------------------------------------------
Balance at June 30, 2003       21,600,018     21,600   687,296   (893,174)  (184,278)
                               ======================================================



                  See  Accompanying  Notes

                 Terra Block International, Inc.
               Consolidated Statement of Cash Flows
              For The Six Months Ended June 30, 2003



Cash flows from operating activities
  Net income(loss)                                   ($54,443)
                                                    ----------
  Adjustments to reconcile net loss
      used in operating activities
    Depreciation/Amortization                           3,341
    Changes in assets and liabilities
    Accounts payable                                   25,021
                                                    ----------
    Total adjustments                                  28,362
                                                    ----------
  Net cash provided(used)in operating
       activities                                     (26,081)
                                                    ----------
Cash flows from financing activities
  Net borrowings(payments) on
       notes payable                                   55,000
  Principal payments on
       long-term debt
  Net advances to stockholders
                                                    ----------
  Net cash provided(used) by
      financing activities                             55,000
                                                    ----------
Cash flows from investing activities
  Dispositions of property & equipment
  Purchases of property & equipment
  Purchase of L.L. Brown                              (50,000)
  Stock Issue                                          11,600
                                                    ----------
  Net cash provided(used) by investing
      activities                                      (38,400)
                                                    ----------

Net increase(decrease) in cash                         (9,481)

Cash at beginning of period                             9,593
                                                    ----------

Cash at June 30                                     $     112
                                                    ==========

Supplemental disclosures of cash flow information
Cash paid during the period for interest            $       0
                                                    ==========

                     See Accompanying Notes

                         Terra Block International, Inc.
                   Notes to Consolidated  Financial Statements
                                  June 30, 2003




NOTE  1  -  ORGANIZATION

Terra Block International, Inc. ("The Company") is a Nevada Corporation that conducts business from its headquarters in Cincinnati, Ohio. The Company was incorporated in February 1997 and in February 2003 acquired Terra Block Consolidated, Inc., a Nevada Corporation.

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

Promissory Notes dated October 2002 to March 2003. Due various dates before December 2003.

                         Terra Block International, Inc.
                   Notes to Consolidated Financial Statements
                                  June 30, 2003



NOTE  4  -  FEDERAL  INCOME  TAXES

At  June  30,  2003   the  Company  had  net  operating  loss  carry forwards of approximately $839,000, expiring in year 2014. The amount of deferred tax assets as of June 30, 2003 were approximately $280,000, which represents the amount of tax benefits arising from the loss of carry forwards. Due to the uncertainty regarding the Company's ability to generate taxable income in the future to realize the benefit from its deferred tax assets, the Company has established a valuation allowance of $280,000 against this deferred tax asset.

NOTE  5  -  RELATED  PARTY  TRANSACTIONS

The  Company  has  several  promissory  notes  with  officers(see  note  3).

NOTE  6  -  GOING  CONCERN

As shown in the accompanying financial statements, the Company has a significant accumulated deficit. The ability of the Company to continue as a going concern is dependent upon increasing sales and on obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE  7  -  START  UP  COST

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

GENERAL

Terra Block International, Inc., a Nevada Corporation, (the "Company" or "Terra Block") was formerly L.L. Brown International, Inc. ("L.L. Brown"). L.L. Brown was originally incorporated as Smart Industries, Inc. on February 19, 1997. On February 14, 2003, L.L. Brown entered into a Share Exchange Agreement with Terra Block Consolidated, Inc. ("Consolidated"). The Agreement provides for 100% of the shares of Consolidated to be acquired by L.L. Brown in exchange for shares of common stock of L.L. Brown; for the establishment of a new Board of Directors consisting of Consolidated directors; and a change of the name of the company to Terra Block International, Inc., with total issued and outstanding shares of the Company immediately after the closing of 10,000,000. The Company's former subsidiary, LLBA has been spun off, leaving Terra Block Consolidated, Inc. as the sole operating subsidiary of the Company after effecting the Agreement. The Company currently trades on the OTC Bulletin Board under the symbol TBLK.

Terra Block engages in the manufacture, distribution and application of technologically advanced building products through an exclusive licensing agreement with Terra Block, Inc. ("TBI"). TBCI has the exclusive right to make, have made, use and sell TBI products anywhere in the world. The license agreement provides the Company the rights to all patented technologies, trade secret materials, copyrights, trademarks and all intellectual property. This technology and expertise is referred to as the "Terra Block System" and has been used worldwide for 23 years.

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

     2. TERRA BLOCK ENCAPSULATED CELL STORAGE: ("TECSTOR(TM)"): Terra Block's patented EPA approved above ground hazardous waste storage facility. The unique properties of construction with the Terra Block System provide an exceptional, cost effective facility for the storage and maintenance of low and mid-level hazardous waste, the storage of which is an enormous problem worldwide.

     3. MACHINES: Manufacture and sales of the block-making machine worldwide. TBI has sold machines worldwide for 23 years.

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

     -    The leading international purveyor of CEB construction equipment

     - A provider of a revolutionary, cost effective solution to the ever-growing problem of the storage of hazardous waste worldwide.


RESULTS OF OPERATIONS

The Company has developed plans and commenced some work in each of its three divisions:

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

HOUSING  DEVELOPMENT  AND  CONSTRUCTION

The Company has completed a prototype in Guatemala for a "World House" and received a letter of intent for a second housing project from Guatemalan housing developer, TERRAZE.

The "World House" is an ultra low-cost housing solution for crisis situations such as the replacement refugee camps or shantytowns where pricing and speed are the utmost concerns. It is a small, approximately 200 square foot, shelter that, as a part of a cooperative housing development, provides a clean, dry, safe place to live for a large number of displaced families and/or individuals. Each house can be completed in approximately 2 days and costs approximately $2,500, which includes all building costs including the basic electricity.

Additionally, the Company has executed a Letter of Intent with Guatemalan housing developer TERRAZE to build 4,100+ houses for its development in the Frajaines area of Guatemala, C.A. The housing developer, TERRAZE is responsible for urbanization of the property, including electricity, water, sewer, gas and roads, while Terra Block will build the two-story homes using the Terra Block System.

The next phase in this division is to begin a World House development over the next nine months, to continue on the TERRAZE project and to continue expansion in additional markets.

MANUFACTURING AND SALES

In the third quarter of 2003, the Company started generating revenue with the sale of an exclusive right to negotiate for a license to use and sell the Terra Block System in the Territory of Guam. The revenue will be reflected on the third quarter financial statements. The Company plans to continue negotiations for licenses and/or joint ventures in other markets.

TECSTOR

TECSTOR provides for the long-term containment and storage of hazardous waste. TECSTOR is a patented EPA approved design for above ground hazardous waste Storage

The next phase in this division is to begin construction of up to five TECSTOR facilities in Guatemala and to expand to additional markets.

LIQUIDITY AND CAPITAL RESOURCES

In Note #6 to our financial statements, our independent auditors have indicated that certain factors raise substantial doubt about our ability to continue as a going concern.

Since the Company was acquired by L.L. Brown International, Inc. in February of 2003, the Company has not derived any revenue and has suffered a loss from operations and has been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations. During the three months ended June 30, 2003, the Company reported a net loss of $54,443.

The Company's long-term viability as a going concern is dependent on certain key factors, as follows:

     - The Company's ability to continue to successfully obtain adequate sources of outside financing to support near term operations and to allow the Company to continue forward with current strategic plans.

     - The Company's ability to generate revenue from housing projects, TECSTOR and licensing agreements.

     - The Company's ability to increase profitability and sustain a cash flow level that will ensure support for continuing operations.

2003  OUTLOOK

The Company anticipates continuing development of the projects currently underway in Guatemala and plans to expand into additional geographical markets. The Company is currently planing to begin a World House development over the next nine months, and to begin construction on the TERRAZE project for up to 4,100 homes in Guatemala. In addition, the Company has plans to build up to five TECSTOR facilities in Guatemala. The Company also plans on continuing to sell licenses and the machinery to different geographic areas. The origination of these projects is contingent upon securing financing.

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

FORWARD-LOOKING  INFORMATION

The statements contained herein and other information contained in this report may be based, in part, on management's estimates, projections, plans and judgments. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates", "believes", "expects", "intends", "future", "plans", "targets" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on the forward-looking statements contained herein. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date hereof. Additionally, these statements are based on certain assumptions that may prove to be erroneous and are subject to certain risks including, but not limited to, the Company's dependence on limited cash resources, its dependence on certain key personnel within the Company, and its ability to raise additional capital. The Company's ability to generate long-term value for the common stockholder is dependent upon the acquisition of profitable energy prospects. There are many companies participating in the oil and gas industry, many with resources greater than the Company. Greater competition for profitable operations can increase prices and make it more difficult to acquire assets at reasonable multiples of cash flow. The Company believes that it will be able to compete in this environment and will be able to find attractive investments; however, it is not possible to predict competition or the effect this will have on the Company's operations. The Company's operations are also significantly affected by factors, which are outside the control of the Company, including the prices of oil and natural gas, environmental and governmental regulations. Accordingly, actual results may differ, possibly materially, from the predictions contained herein.


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

None

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

                                      None

                                   SIGNATURES
Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the undersigned has duly caused this Form 10-QSB to be signed on its behalf by the undersigned, there unto duly authorized, in the City of Cincinnati, Ohio, on August 14, 2003.

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

Date:     August  14,  2003
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

Date:  August  14,  2003
/s/  James  E.  Hines
------------------
James  E.  Hines
Chief  Financial  Officer

Certification  of  Chief  Executive  Officer  of Terra Block International, Inc.
--------------------------------------------------------------------------------
pursuant to Section 906 of the Sarbanes-Oxley Act of 1992 and Section 1350 of 18
--------------------------------------------------------------------------------
U.S.C.  63.
-----------

I, Gregory A. Pitner, the Chief Executive Officer of Terra Block International, Inc. hereby certify that to my knowledge, Terra Block International, Inc. quarterly report on Form 10-QSB for the period ended June 30, 2003, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in the periodic report on Form 10-QSB and the financial statements contained therein fairly presents, in all material respects, the financial condition and results of the operations of Terra Block International, Inc.


Date: August 14, 2003                  /s/ Gregory A. Pitner
                                       ---------------------
                                       Gregory A. Pitner
                                       Chief Executive Officer of
                                       Terra Block International, Inc.


Certification  of  Chief  Financial  Officer  of Terra Block International, Inc.
--------------------------------------------------------------------------------
pursuant to Section 906 of the Sarbanes-Oxley Act of 1992 and Section 1350 of 18
--------------------------------------------------------------------------------
U.S.C.  63.
-----------

I, James E. Hines the Chief Financial Officer of Terra Block International, Inc. hereby certify that to my knowledge, Terra Block International, Inc. quarterly report on Form 10-QSB for the period ended June 30, 2003, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in the annual report on Form 10-QSB and the financial statements contained therein fairly presents, in all material respects, the financial condition and results of the operations of Terra Block International, Inc.

Date: August 14, 2003                  /s/ James E. Hines
                                       ---------------------
                                       James E. Hines
                                       Chief Financial Officer of
                                       Terra Block International, Inc.