Form 10QSB
period 2003-09-30
TERRA BLOCK INTERNATIONAL
filed 2003-11-17
CIK 1103719

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

Title of Class Number of Shares Outstanding: Common Stock, par value $.001 per share 22,965,018 outstanding as of November 12, 2003.

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




                        TERRA BLOCK INTERNATIONAL, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003

                        TERRA BLOCK INTERNATIONAL, INC.



                                    CONTENTS
                                    --------


                                                                            PAGE
                                                                            ----

Consolidated  Financial Statements

     Balance Sheet . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .1

     Statement of Operations . . . . . . . . . . . . . . . . . . . . . . . . .2

     Statement of Stockholders' Equity (Deficit) . . . . . . . . . . . . . . .3

     Statement of Cash Flows . . . . . . . . . . . . . . . . . . . . . . . . .4

     Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . .5-6

                   Terra Block International, Inc.
                     Consolidated Balance Sheet
                         September 30, 2003


                               ASSETS
                               ------
Current Assets
  Cash and Cash Equivalents                            ($1,722)
  Accounts Receivable                                    5,000

    Total Current Assets                                 3,278

Property and Equipment, Net

Other Assets
  Start Up Costs                                        33,408
  Accumulated Amortization                              (5,011)
                                                     ----------
                                                        28,397

                                                     ----------
TOTAL ASSETS                                         $  31,675
                                                     ==========


     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
     ----------------------------------------------

Current Liabilities

  Accounts Payable                                   $ 121,007
  Notes Payable                                         90,000


                                                     ----------
    Total Current Liabilities                          211,007
                                                     ----------

    Total Liabilities                                  211,007
                                                     ----------

Stockholders' Equity(Deficit)
  Preferred Stock, $.001 Par Value, 10,000,000
    Shares Authorized, No Shares Issued
  CommonStock, $.001 Par Value, 100,000,000             30,548
    Shares Authorized, 30,548,352 Shares Issued
  Additional Paid-In-Capital                           687,296
  Accumulated Deficit                                 (897,176)

    Total Stockholders Equity (Deficit)               (179,332)
                                                     ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $  31,675
                                                     ==========


                             See Accompanying Notes

                      Terra Block International, Inc.
                   Consolidated Statement of Operations
               For The Nine Months Ended September 30, 2003


Revenue                                          $  30,000

Cost of Sales                                       36,215
                                                 ----------

Gross Profit                                        (6,215)

General & Administrative                            52,230
                                                 ----------

                     Income (Loss) from
                     Operations                    (58,445)

                     Interest Expense                    0
                                                 ----------

                     Income (Loss) before Taxes    (58,445)

                     Income Taxes                        0
                                                 ----------

Net Income(Loss)                                  ($58,445)
                                                 ==========

Net Income(Loss) Per Share-Basic and Diluted       ($0.003)

Weighted Average Basic Shares Outstanding       20,593,578


                             See Accompanying Notes

                                     Terra Block International, Inc.
                            Consolidated Statement of Stockholders' Equity
                                  For The  Nine Ended September 30, 2003


                               Common Stock             Additional Accumulated
                                  Shares      Amount       PIC       Deficit     Total
                                -----------  ---------  ---------  ----------  ----------
Balance at December 31, 2002    10,638,803   $ 10,000   $737,296   ($838,731)   ($91,435)


       Purchase of L.L. Brown   19,909,549     20,548    (50,000)                (29,452)
       and Stock Issues

       Net Income(Loss)                                              (58,445)    (58,445)
                                ---------------------------------------------------------
Balance at September 30, 2003   30,548,352   $ 30,548   $687,296   ($897,176)  ($179,332)


                             See Accompanying Notes

               Terra Block International, Inc.
            Consolidated Statement of Cash Flows
         For The Nine Months Ended September 30, 2003


Cash flows from operating activities
  Net income(loss)                                   ($58,445)
                                                    ----------
  Adjustments to reconcile net loss
    used in operating activities
      Depreciation/Amortization                         5,011
      Accounts Receivable                              (5,000)
      Accounts payable                                 21,571
                                                    ----------
      Total adjustments                                21,582
                                                    ----------
  Net cash provided(used)in operating
    activities                                        (36,863)
                                                    ----------
Cash flows from financing activities
  Net borrowings(payments) on
    notes payable                                      55,000
  Principal payments on
    long-term debt
  Net advances to stockholders
                                                    ----------
  Net cash provided(used) by
    financing activities                               55,000
                                                    ----------
Cash flows from investing activities
  Dispositions of property & equipment
  Purchases of property & equipment
  Purchase of L.L. Brown                              (50,000)
  Stock Issue                                          20,548
                                                    ----------
  Net cash provided(used) by investing
    activities                                        (29,452)
                                                    ----------

Net increase(decrease) in cash                        (11,315)

Cash at beginning of period                             9,593
                                                    ----------

Cash at September 30                                  ($1,722)
                                                    ==========
Supplemental disclosures of cash flow information
Cash paid during the period for interest            $       0
                                                    ==========


                             See Accompanying Notes

                         Terra Block International, Inc.
                   Notes to Consolidated  Financial Statements
                               September 30, 2003


NOTE 1 - ORGANIZATION

Terra Block International, Inc. ("The Company"), a Nevada Corporation, conducts business from its headquarters in Cincinnati, Ohio. The Company was formerly L.L. Brown International, Inc. ("L.L. Brown"). L.L. Brown was originally incorporated as Smart Industries, Inc. in February 1997. During February 2003, L.L. Brown entered into a Share Exchange Agreement with Terra Block Consolidated, Inc. ("Consolidated"). The Agreement provided for 100% of the shares of Consolidated to be acquired by L.L. Brown in exchange for shares of common stock of L.L. Brown, establishment of a new Board of Directors and a change of the name of the company to Terra Block International, Inc.

The Company has an Exclusive Licensing Agreement and Purchase Option with Terra Block, Inc. a Florida corporation; to make, have made, use and sell its Licensed Products under is License Patent Rights, Trade Secret Materials and all its existing license rights anywhere in the world.

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

Promissory notes dated October 2002 to March 2003. Due various dates before December 2003.

                         Terra Block International, Inc.
                   Notes to Consolidated Financial Statements
                               September 30, 2003


NOTE  4  -  FEDERAL  INCOME  TAXES

At September 30, 2003 the Company had net operating loss carry forwards of approximately $839,000, expiring in year 2014. The amount of deferred tax assets as of September 30, 2003 were approximately $280,000, which represents the amount of tax benefits arising from the loss of carry forwards. Due to the uncertainty regarding the Company's ability to generate taxable income in the future to realize the benefit from its deferred tax assets, the Company has established a valuation allowance of $280,000 against this deferred tax asset.

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

The blocks are quick and easy to manufacture, durable and have no maintenance requirements. Each block is rock solid and will not crumble or disintegrate under normal wear. In addition, the blocks require no additives, are incredibly energy efficient and are inexpensive to produce. Walls and structures built with Terra Blocks do not require mortar. They are dry-stacked and extraordinarily strong. The final result is a facility that is weather resistant and structurally sound, all at a much lower cost than traditional methods of construction.

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

     - TECSTOR: The Company is working to finalize a beta site for it's patented above ground hazardous waste storage facility.

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

LIQUIDITY AND CAPITAL RESOURCES

In Note # 5 to our financial statements, our independent auditors have indicated that certain factors raise substantial doubt about our ability to continue as a going concern.

Since the Company was acquired by L.L. Brown International, Inc. in February of 2003, the Company has derived nominal revenue and has suffered a loss from operations and has been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations. During the nine months ended September 30, 2003, the Company reported a net loss of $ 58,445.

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

2003 OUTLOOK

The Company anticipates continuing development of the projects currently underway in Guatemala and plans to expand into additional geographical markets. The Company is currently planning to begin a World House development over the next nine months, and to begin construction on the TERRAZE project for up to 4,100 homes in Guatemala. In addition, the Company has plans to build up to five TECSTOR facilities in Guatemala. The Company also plans on continuing to sell licenses and the machinery to different geographic areas. The origination of these projects is contingent upon securing financing.

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

FORWARD-LOOKING INFORMATION

The statements contained herein and other information contained in this report may be based, in part, on management's estimates, projections, plans and judgments. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates", "believes", "expects", "intends", "future", "plans", "targets" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on the forward-looking statements contained herein. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date hereof. Additionally, these statements are based on certain assumptions that may prove to be erroneous and are subject to certain risks including, but not limited to, the Company's dependence on limited cash resources, its dependence on certain key personnel within the Company, and its ability to raise additional capital. The Company's ability to generate long-term value for the common stockholder is dependent upon the utilizing the Terra Block process. There are many companies participating in the building industry, many with resources greater than the Company. Greater competition for profitable operations can increase prices and make it more difficult to develop project at reasonable multiples of cash flow. The Company believes that it will be able to compete in this environment and will be able to find attractive investments; however, it is not possible to predict competition or the effect this will have on the Company's operations. The Company's operations are also significantly affected by factors, which are outside the control of the Company, including the environmental and governmental regulations. Accordingly, actual results may differ, possibly materially, from the predictions contained herein.

ITEM 3. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

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


                                     PART II

Pursuant to the Instructions on Part II of the Form 10-QSB, Items 1 and 3 are omitted.

ITEM 2. CHANGES IN SECURITIES

None

ITEM 5.  OTHER INFORMATION

Craig A. Kaufman joined the Board of Directors in the 3rd Quarter 2003. Mr. Kaufman is a business consultant with 18 years of experience as an entrepreneur, financier, investor, and advisor to both private and public companies. As President of Kaufman and Associates, Inc., a worldwide consulting company, Mr. Kaufman has been successful helping his clients build their businesses by monitoring focus, utilizing unique marketing strategies and pioneering innovative business techniques. Mr. Kaufman is a managing director of SageGroup Strategies, Inc. the largest Professional "Troubled-Company" Specialist firm in the world with over 600 professionals and offices throughout the worldIn addition, Mr. Kaufman has authored and been the subject of numerous articles that have appeared locally and internationally in periodicals such as American Venture, Barter Age, Units, New York Real Estate Journal, Inventor's Digest and Wealth Building among others.

ITEM  6  -  EXHIBITS AND REPORTS ON FORM  8-K

(A)  Exhibits

     Exhibit 31.1 - Certification of Chief Executive Officer of Terra Block International, Inc. required by Rule 13a - 14(1) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     Exhibit 31.2 - Certification of Chief Financial Officer of Terra Block International, Inc. required by Rule 13a - 14(1) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     Exhibit 32.1 -- Certification of Chief Executive Officer of Terra Block International, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

     Exhibit 32.2 -- Certification of Chief Financial Officer of Terra Block International, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

(B)  Reports  on  Form  8-K

None

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


TERRA BLOCK INTERNATIONAL, INC.

DATE:  NOVEMBER 14, 2003          BY:  /S/ GREGORY A. PITNER
                                       ---------------------
                                       GREGORY A. PITNER, PRESIDENT,
                                       CEO AND CHAIRMAN