Form 10KSB
period 2003-12-31
TERRA BLOCK INTERNATIONAL
filed 2004-03-30
CIK 1103719

UNITED STATES
SECURITES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended
December 31, 2003

Commission File #000-31935

TERRA BLOCK INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

65-0729440
(IRS Employer Identification Number)

2637 Erie Avenue, Suite 207, Cincinnati, OH 45208
(Address of principal executive offices, including zip code)

(513) 533-1220
(Registrant’s telephone no., including area code)

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

Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

Revenues for year ended December 31, 2003: $25,000. Aggregate market value of the voting common stock held by non-affiliates of the registrant as of March 22, 2004, was: $438,277. Number of shares of the registrant’s common stock outstanding as of March 22, 2004 was 28,065,018.

FORWARD-LOOKING STATEMENTS

Statements we make in this Annual Report on Form 10-KSB that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions (“Factors”) that are difficult to predict. Factors that could cause our actual results to differ materially from those in the forward-looking statements include, but are not limited to:

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

-   unfavorable weather conditions during peak construction periods

-   changes in and implementation of environmental and other governmental regulations

-   our ability to successfully identify, complete and efficiently integrate acquisitions

-   our ability to successfully penetrate new markets

In general, we are subject to the risks and uncertainties of the construction industry and of doing business in the U.S. and foreign countries, particularly developing nations. The forward-looking statements are made as of the date of this report, and we undertake no obligation to update them, whether as a result of new information, future events or otherwise.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Terra Block International, Inc., a Nevada Corporation, (the “Company” or “Terra Block”) was formerly L.L. Brown International, Inc. (“L.L. Brown”). L.L. Brown was originally incorporated as Smart Industries, Inc. on February 19, 1997. On February 14, 2003, L.L. Brown entered into a Share Exchange Agreement with Terra Block Consolidated. The Agreement provides for 100% of the shares of Terra Block Consolidated to be acquired by L.L. Brown in exchange for shares of common stock of L.L. Brown; for the establishment of a new Board of Directors consisting of Terra Block Consolidated directors; and, with total issued and outstanding common shares of the Company immediately after the closing of 10,000,000. The Company’s former subsidiary, LLBA has been spun off, leaving Terra Block Consolidated as the sole operating subsidiary of the Company after effecting the Agreement.

INTRODUCTION

Terra Block International, Inc. engages in the application of technologically advanced building products and technologies through a licensing agreement between its subsidiary Terra Block Consolidated, Inc. and Terra Block, Inc. (“TBI”). The Company has the exclusive right to make, have made, use and sell TBI products anywhere in the world. The licensing agreement provides Terra Block the rights to all patented technologies, trade secret materials, copyrights, trademarks and all intellectual property. This technology and expertise is referred to as the “Terra Block System” and has been used worldwide for 25 years.

The Terra Block System features a machine that manufactures building blocks (12“x10“x3.5”) using common soil as the only raw material. This is accomplished by compacting the soil at up to 460,000 lbs. of hydraulic pressure to form a rock hard block.

The blocks are flat, parallel and perpendicular to within five thousandths of an inch (.005”). Each block is rock solid and will not crumble or disintegrate. Traditionally, earth blocks are formed using straw as glue and then sun baking for 28 days i.e. adobe technology. Using Terra Block technology cuts the time to 15 seconds and no additives are necessary.

The blocks are quick to manufacture, durable, low maintenance, require no additives, they are energy efficient and inexpensive (average cost is $0.12/each) and walls constructed using the Terra Block System can be built without mortar and the blocks can be dry stacked without sacrificing structural integrity. The Terra Block System has been used all over the world (Russia, Africa, Far East, Latin America, Saudi Arabia, South Africa, United States (among other locations) to construct houses, schools, churches and commercial facilities.

The Company’s goal is to become the leading provider of durable, structurally sound, low cost, and environmentally friendly, residential and commercial buildings in the world.

PATENTS

In June 2002, Terra Block Consolidated, Inc. entered into an exclusive licensing agreement with TBI. As part of that agreement, Terra Block Consolidated, Inc. was granted the exclusive right to make, have made, use and sell the Terra Block Duplex and TECSTOR represented by patent numbers 4,569,649 and 4,875,805 respectively and the Terra 250 – Compact earth block machine, Sidewinder 500 — Mid-size earth block machine, TECSTOR (poured concrete), Manufactured grooves in earth blocks, Soil Dryer (Dehydrator), TECSTOR (Rammed earth walls), TECSTOR (Earth in filled concrete walls) and Soil Mixer represented by invention disclosure numbers 454,813,457,060, 456,531, 454,814, 456,529, 456,532, 454,812 and 456,530 respectively. The license is valid until terminated by The Company with 30 days advance written notice to TBI or by TBI if The Company materially breaches the licensing agreement. Under the agreement, The Company has the exclusive right to buy the licensed patent rights for $10,000,000.

THE TERRA BLOCK SYSTEM

The Terra Block System makes possible the large-scale construction of low cost,affordable, energy-efficient homes. Terra Block, Inc. has perfected a machine that converts our most abundant raw material (common soil) into one of our most needed building components. These portable machines convert ordinary earth on a building site, into rock-hard, durable blocks, used in construction. The machine is towed to a site by a normal pick-up truck or SUV. It takes the soil, which is already there in abundance (94% of the earth’s soil can be used, including sand) and converts it into strong, stable building blocks. There is no material cost and no freight expense. The blocks are dry stackable and do not require skilled labor. The resulting home or commercial structure is stronger than traditional structures and up to 25 times more energy efficient because of the massive 12" earthen walls.

The Terra Block 250 compressed earth block machine produces 250 blocks per hour.

These blocks The Terra Block System uses these blocks to build structures that have the following characteristics:

-   Highly energy efficient -   R-value exceeding 25 as produced.
-   The raw material - dirt - is readily available at the job site. Low material cost or freight.
-   No expensive additives required
-   Dry stacked-Skilled labor is not required for construction. Blocks are simply plumbed and stacked which reduces labor cost significantly.
-   Provides a heat bank thermal mass, balancing out temperature fluctuations.
-   Low maintenance.
-   Long lasting and durable.
-   Inexpensive - Historical average cost is $ .12/each.
-   Bullet and fire proof.
-   Exceed a 210 mph wind load as independently tested.

CERTAIN RISK FACTORS

GOING CONCERN RISK

We have had and could have losses, deficits and deficiencies in liquidity, which could impair our ability to continue as a going concern.

In Note # 7 to our consolidated financial statements, our independent auditors have indicated that certain factors raise substantial doubt about our ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon generating sufficient cash flow to conduct operations and obtaining additional capital and financing.

The Company’s strategic plan for dealing with its insufficient cash flow is currently being developed, and may include additional private placements of the Company’s common stock, the abandonment of unprofitable projects and the exchange of common stock for settlement of vendor accounts. There can be no assurance that any of the plans developed by the Company will produce cash flows sufficient to overcome current liquidity problems.

The Company’s long-term viability as a going concern is dependent on certain key factors, as follows:

-   The Company’s ability to obtain adequate sources of outside financing.

-   The Company’s ability to ultimately achieve adequate profitability and cash flows necessary to sustain continuing operations.

IMPLEMENTATION OF BUSINESS STRATEGY DEPENDENT ON ADDITIONAL FINANCING

Our plan of operation calls for additional capital to facilitate growth and support long-term development and marketing programs. It is likely that we will seek additional financing through subsequent future public or private sales of our securities, including equity securities, borrowing, or other sources of third party financing. Further, the sale of equity securities could substantially dilute our existing stockholders’ interests, and borrowings from third parties could result in our assets being pledged as collateral. Loan terms, which would increase our debt service requirements, could restrict our operations. There is no assurance that we can obtain financing on favorable terms. Any such additional financing may result in significant dilution to existing stockholders. We may also seek funding for the development and marketing of our services through strategic partnerships and other arrangements with investment partners. There can be no assurance, however, that such collaborative arrangements or additional funds will be available when needed, or on terms acceptable to us, if at all. If adequate funds are not available, we may be required to curtail one or more of our future programs.

GOVERNMENTAL REGULATION

We are subject to general business regulations, including Federal and state construction, environmental and hazardous material handling regulations. In other countries in which we operate, we may be subject to additional regulations as well.

NEW PROJECTS.

The Company may undertake one or more new projects worldwide without limitation. Management may fail to accurately gauge conditions prior to undertaking a new project, and therefore may not achieve anticipated results from a new project. If this were to occur, the Company may experience lower cash flow from operations. To the extent that the Company incurs debt to finance a portion of the capital costs of a new project, the cash flow from the new project may be inadequate to cover the debt service.

WEATHER CONDITIONS

Due to the fact that a substantial portion of our revenues may be derived from construction operations, our business operations, revenues and operating income could be negatively affected by weather phenomenon such as but not limited to, hurricanes, monsoon rain seasons, droughts, excessive heat, wind-storms etc. Such weather phenomena could interfere with operations and disrupt delivery schedules and revenue streams. In addition, occurrences like those described above could negatively impact our customer’s ability to pay us, or interfere with financing operations within a specific region.

INTERNATIONAL

Foreign sales are expected to account for a substantial portion of sales and revenue.. Sales of products and services obtained outside the United States are typically negotiated, invoiced and paid in local currency. Changes in exchange rates may also adversely effect the ability of customers to purchase the Company’s products. Economic instability may have an adverse effect on the Company’s foreign sales. In addition, the Company’s international business strategy may require it to make significant investments outside of the United States.

RECENT FINANCING

In 2003, Terra Block received $75,000 in loans. These loans have various due dates and interest rates. Two of the loans totaling $30,000 are in payment default while three loans totaling $45,000 are in good standing. All loans were from individuals who were not shareholders or affiliates of the Company

EMPLOYEES

As of March 22, 2004, Terra Block has 5 full-time employees and 0 part-time employees, including executive officers, non- executive officers, secretarial and clerical personnel and field personnel. Terra Block also retains independent consultants and administrative assistance on a limited basis and expects to continue to do so in the future.

ITEM 2. DESCRIPTION OF PROPERTY

The Company maintains its executive offices at 2637 Erie Avenue, Suite 207, Cincinnati, Ohio 45208. Approximately, 850 square feet of space is devoted entirely to Terra Block as office space. This space is leased by Vector Capital Group, Inc. (“Vector”) owned equally by Gregory A. Pitner, the Company’s President, Chief Executive Officer and Chairman and by James E. Hines, the Company’s Chief Financial Officer and Director. The Company is under no lease obligation to Vector. Its telephone number is (513) 533-1220 and its facsimile number is (513) 533-1990. The Company was formerly located at L.L. Brown International, Inc., 19435 68th Avenue South, Suite S-105, Kent, Washington 98032 until February of 2003 when L.L. Brown International, Inc. consummated a reverse merger with Terra Block.

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of December 31, 2002, Terra Block had 22,965,018 shares of common stock outstanding and had approximately 160 stockholders of record.

The bid price of our common stock was $0.051 per share on March 22, 2004.

OUR TRANSFER AGENT AS OF MARCH 24, 2004 IS:

Interwest Transfer Company, Inc.
1981 East 4800 South
Suite 100
Salt Lake City, UT 84117
(801) 272-9294

DIVIDENDS

We intend to retain future earnings to support our growth. The Company has never paid a cash dividend on the Common Stock and does not expect to pay a cash dividend in the foreseeable future.

PART II

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following is a discussion of our financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with our Consolidated Financial Statements and the notes thereto included elsewhere in this Form 10-KSB.

FORWARD-LOOKING INFORMATION-GENERAL

This report contains a number of forward-looking statements, which reflect the Company’s current views with respect to future events and financial performance including statements regarding the Company’s projections. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. In this report, the words “anticipates”, “believes”, “expects”, “intends”, “future”, “plans”, “targets” and similar expressions identify forward-looking statements. Readers are cautioned to not place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements, to reflect events or circumstances that may arise after the date hereof. Additionally, these statements are based on certain assumptions that may prove to be erroneous and are subject to certain risks including, but not limited to, the Company’s dependence on limited cash resources, and its dependence on certain key personnel within the Company. Accordingly, actual results may differ, possibly materially, from the predictions contained herein.

GENERAL

Terra Block International, Inc., a Nevada Corporation, (the “Company” or “Terra Block”) was formerly L.L. Brown International, Inc. (“L.L. Brown”). L.L. Brown was originally incorporated as Smart Industries, Inc. on February 19, 1997. On February 14, 2003, L.L. Brown entered into a Share Exchange Agreement with Terra Block Consolidated, Inc. The Agreement provides for 100% of the shares of Terra Block Consolidated, Inc. to be acquired by the L.L. Brown in exchange for shares of common stock of the L.L. Brown; for the establishment of a new Board of Directors consisting of Terra Block directors; and, with total issued and outstanding shares of the Company immediately after the closing of 10,000,000. The Company’s former subsidiary, LLBA has been spun off, leaving Terra Block Consolidated as the sole operating subsidiary of the Company after effecting the Agreement. The Company currently trades on the OTC Bulletin Board under the symbol TBLK.

Terra Block engages in the application of technologically advanced building products through a licensing agreement with Terra Block, Inc. (“TBI”). Terra Block has the exclusive right to make, have made, use and sell TBI products anywhere in the world. The license agreement provides Terra Block the rights to all patented technologies, trade secret materials, copyrights, trademarks and all intellectual property. This technology and expertise is referred to as the “Terra Block System” and has been used worldwide for 25 years.

GOING CONCERN STATEMENT

The Company’s strategic plan for dealing with its cash flow problems is currently being developed, and may include additional private placements of the Company’s common stock, the abandonment of unprofitable projects and the exchange of common stock for settlement of vendor accounts. There can be no assurance that any of the plans developed by the Company will produce cash flows sufficient to overcome current liquidity problems.

-   The Company’s long-term viability as a going concern is dependent on certain key factors, as follows:

-   The Company’s ability to obtain adequate sources of outside financing

-   The Company’s ability to ultimately achieve adequate profitability and cash flows to sustain continuing operations.

RESULTS OF OPERATIONS

During fiscal 2003, the Company had total revenues of $25,000. The Company was also successful in securing $75,000 of working capital from several sources.

On January 21, 2004 the Company entered into a Stock Purchase Agreement with an individual to sell 3,600,000 shares of common stock for $250,000. In addition the purchaser received redeemable common stock purchase warrants to acquire 1,000,000 shares of common stock at an exercise price of $.10 per share until January 20, 2009. The monies due under this agreement have been received and the shares issued on January 30, 2004.

In addition the company has continued to work to finalize the plan for and begin its first housing development and joint venture in Guatemala, C.A.

LIQUIDITY AND CAPITAL RESOURCES

While the Company currently has several projects in development and a business plan for growing the business, it requires additional capital in order to fully implement its business plan. The Company has been developing a plan to deal with its liquidity problems. These steps may include additional private placements of the Company’s common stock, a business combination with a more profitable entity and/or efforts to raise additional debt financing. There can be no assurance that any of the plans developed by the Company will produce cash flows sufficient to ensure its long-term viability as a going concern.

The Company’s long-term viability as a going concern is dependent on certain key factors, as follows:

-   The Company’s ability to obtain adequate sources of outside financing to support near term operations and to allow the Company to continue forward with current strategic plans.

-   The Company’s ability to implement its operating business plan.

-   The Company’s ability to ultimately achieve adequate profitability and cash flows to sustain continuing operations.

2004 OUTLOOK

During 2004 The Company is planning on expanding development in two of its three business segments:

-   Housing Development and Construction: The Company is working toward developments both domestically and abroad to capitalize on its unique construction and building system.

-   TECSTOR: The Company is working to finalize a beta site for its patented above ground hazardous waste storage facility.

The Company is de-emphasizing the manufacture and sale of its proprietary machines in favor of Housing Development and TECSTOR due to anticipated higher margins and increased scalability of these two business segments.

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

DIRECTORS AND EXECUTIVE OFFICERS

Set forth below are the names, ages, and positions of the executive officers and directors of the Company

Name	Age	Position(s) with Company
Gregory A. Pitner James E. Hines Michael A. Gross	40 47 46	Chairman, President and CEO CFO, Vice-President and Director COO and Director

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

Mr. Gross is a creative inventor in his own right. He has many inventions to his credit, which have produced several million dollars in revenue. He has brought his innovative and dynamic thinking to bear on the challenges and hurdles that have faced Terra Block, Inc. over the past decade. He studied Chemistry at Snead College in Alabama. He is a veteran of the U.S. Armed forces, having served in the Navy. Mr. Gross is 46 years old.

All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified. There are no agreements with respect to the election of Directors. We have not compensated our Directors for service on our Board of Directors, any committee thereof, or reimbursed for expenses incurred for attendance at meetings of our Board of Directors and/or any committee of our Board of Directors. Officers are appointed annually by our Board of Directors and each Executive Officer serves at the discretion of our Board of Directors. We do not have any standing committees. Our Board of Directors may in the future determine to pay Directors’ fees and reimburse Directors for expenses related to their activities.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires the Company’s officers, directors and persons who own more than 10% of the Company’s Common Stock to file reports of ownership and changes in ownership with the SEC and the National Association of Securities Dealers, Inc. Officers, directors and greater than 10% stockholders are required by regulation to furnish the Company with copies of all forms they file pursuant to Section 16(a) of the Exchange Act.

ITEM 10. EXECUTIVE COMPENSATION

Name and Post	Year	Annual Comp Salary (1)	Annual Comp Bonus ($)	Annual Comp Other	LT Comp Rest Stock	LT Comp Options	LTIP Payouts	All Other (1)
Gregory A	2001	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Pitner	2002	-0-	-0-	-0-	-0-	-0-	-0-	-0-
President	2003	-0-	-0-	-0-	-0-	-0-	-0-	-0-
James E	2001	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Hines	2002	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Vice President	2003	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Michael A	2001	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Gross	2002	-0-	-0-	-0-	-0-	-0-	-0-	-0-
COO	2003	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1)     All other compensation includes certain health and life insurance benefits paid by the Company on behalf of its employees.

EMPLOYMENT AGREEMENTS

During 2003, the Company entered into employment agreements with Messrs. Pitner, Gross and Hines which provide for three year terms, an agreed upon annual salary, benefits, and provisions concerning termination of employment upon sale or change of control of the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of March 3, 2003 (post-split), regarding the ownership of the Company’s Common Stock by each shareholder known by the Company to be the beneficial owner of more than five percent (5%) of its outstanding shares of Common Stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the share of Common Stock beneficially owned.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Owner	Percent of Class
Gregory A. Pitner (1)	Common	2,955,702	10.5
James E. Hines (1)	Common	2,955,702	10.5%
Michael A. Gross (1)	Common	2,000,000	7.2%
All Executive Officers and
Directors as a Group
(Three (3) persons)	Common	7,911,404	28.2%
Craig Kaufman	Common	4,229,972	15.1%
Pablo Roemers	Common	3,600,000	12.8%
Terra Block, Inc. (2)	Common	2,229,972	8.0%
C & M Capital	Common	1,500,000	5.3%

(1)	The address for each of the above is c/o Terra Block International, Inc. 2637 Erie Avenue, Suite 207 Cincinnati, OH 45208.

(2)	Michael A. Gross is sole officer and director and majority shareholder of Terra Block, Inc. which owns 2,229,972 shares of the Company’s common stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

At December 31, 2003 the Company had notes payable to Dorothy L. Pitner, a shareholder of Terra Block and mother of Gregory A. Pitner in the amount of $10,000.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)     The following documents are filed as part of this report:

31.1   Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2   Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1   Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2   Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002..

(b)     Reports on Form 8-K: None

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the undersigned has duly caused this Form 10-KSB to be signed on its behalf by the undersigned, there unto duly authorized, in the City of Cincinnati, Ohio, on March 26, 2003.

TERRA BLOCK INTERNATIONAL, INC. By: /s/ Gregory A. Pitner Gregory A. Pitner, President, CEO and Chairman By: /s/ James E. Hines James E. Hines, Vice-President, CFO and Director

Pursuant to the requirements of the Securities Exchange Act of 1933, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By: /s/ Gregory A. Pitner Gregory A. Pitner, President, CEO and Chairman By: /s/ James E. Hines James E. Hines, Vice-President,CFO and Director

TERRA BLOCK INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003

INDEPENDENT AUDITOR'S REPORT

Pollard-Kelley Auditing Services, Inc.
Auditing Services
3250 West Market St, Suite 307, Fairlawn, OH 44333
330-864-2265

Terra Block International, Inc. and Subsidiary
(A Development Stage Company)
Cincinnati, Ohio

We have audited the Consolidated Balance Sheet of Terra Block International, Inc. and Subsidiary (a development stage company, as of December 31, 2003 and the related Consolidated Statements of Operations, Changes in Stockholders’ Equity, and Cash Flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on those financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. Audits include examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Audits also include assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The Company has not generated significant revenues or profits to date. This factor among others, may indicate the Company will be unable to continue as a going concern. The Company’s continuation as a going concern depends upon its ability to generate sufficient cash flow to conduct its operations and its ability to obtain additional sources of capital and financing. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, based on our audits, the financial statements referenced above present fairly, in all material respects, the financial position of Terra Block International, Inc. and Subsidiary (a development stage company) as of December 31, 2003, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles accepted in the United States of America.

Terance L. Kelley
Certified Public Accountant
March 24, 2004
Fairlawn, Ohio

TERRA BLOCK INTERNATIONAL, INC AND SUBSIDIARY
(A Developemnt Stage Company)
CONSOLIDATED BALANCE SHEET
December 31, 2003 and 2002

	2003	2002
ASSETS
Current Assets
Cash and cash equivalents	$15	$9,593

Total Current Assets	15	9,593
Other Assets
Start Up Costs	--	33,408

Total Assets	$15	$43,001

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Notes payable	135,000	35,000
Accounts payable	102,002	--
Accrued salaries	367,380	--
Accrued interest	39,116	--

Total Current Liabilities	643,498	35,000
Stockholders' Equity
Preferred stock	--	--
Common stock	22,965	8,001
Additional contributed capital	3,808	--
Deficit accumulated during the
development stage	(670,256)	--

	(643,483)	8,001

Total Liabilities and Stockholders' Equity	$15	$43,001

See accompanying notes to financial statements.

TERRA BLOCK INTERNATIONAL, INC AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS
For the years ended December 31, 2003 and 2002, and Since Inception

	2003	2002	Since Inception
Revenues	$25,000	$ --	$25,000
Expenses
Office	5,902	--	5,902
Interest	40,081	--	40,081
Licensor expenses	48,915	--	48,915
Professional fees	63,805	--	63,805
Rent	4,175	--	4,175
Salaries	367,380	--	367,380
Travel	9,755	--	9,755

	540,013	--	540,013

Net Loss	$(515,013)	$ --	$(515,013)

Loss per share	$(0.03)
Average shares outstanding	18,401,360

See accompanying notes to financial statements.

TERRA BLOCK INTERNATIONAL, INC AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Since Inception through December 31, 2003

	Preferred Stock Shares Amount		Common Stock Shares Amount		Additional Contributed Capital	Deficit Accumulated During the Development Stage	Total
May, 2002 Inception	--	$ --	--	$--	$--	$--	$--
Original issue for cash
and services	--	--	10,505,000	8,001	--	--	8,001
Net Loss	--	--	--	--	--	--	--

Balance December 31, 2002	--	--	10,505,000	8,001	--	--	8,001
Merger with LL Brown
International Inc.	--	--	(504,982)	1,999	3,808	(154,243)	(148,436)
Shares issued for services	--	--	12,000,000	12,000	--	--	12,000
Shares issued for interest	--	--	965,000	965	--	--	965
Dividends paid	--	--	--	--	--	(1,000)	(1,000)
Net loss	--	--	--	--	--	(515,013)	(515,013)

Balance December 31, 2003	--	$ --	22,965,018	$22,965	3,808	$(670,256)	$(643,483)

See accompanying notes to financial statements.

TERRA BLOCK INTERNATIONAL, INC AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
For the years ended December 31, 2003 and 2002, and Since Inception

	2003	2002	Since Inception
Cash Flows from Operating Activities
Net Loss	$(515,013)	$--	$(515,013)
Adjustments to reconcile net loss to net
cash provided by operating activities
Depreciation and amortization	--	--	--
Stock for services	12,000	--	12,000
Stock for interest	965	--	965
Decrease in Start Up Costs	33,408	--	33,408
Increase in Accounts payable	2,566	--	2,566
Increase in Accrued salaries	367,380	--	367,380
Increase in Accrued interest	39,116	--	39,116

Net Cash (Used) by Operating Activities	(59,578)	--	(59,578)
Cash Flows from Investing Activities
Increase in Start Up Costs	--	(33,408)	(33,408)

Net Cash (Used) by Investing Activities	--	(33,408)	(33,408)
Cash Flows from Financing Activities
Increase in Notes payable	100,000	35,000	135,000
Funds paid for Merger shell	(49,000)	--	(49,000)
Dividend paid	(1,000)	--	(1,000)
Sale of Common stock	--	8,001	8,001

Cash Flows Provided by Financing Activities	50,000	43,001	93,001

Net Increase in Cash and Cash Equivalents	(9,578)	9,593	15

Cash and Cash Equivalents - Beginning	9,593	--	--

Cash and Cash Equivalents - Ending	$15	$9,593	$15

See accompanying notes to financial statements.

TERRA BLOCK INTERNATIONAL INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2003

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

History:

The Company is a Nevada corporation incorporated on February 19, 1997, and is a reporting company with the Securities and Exchange Commission. It changed its name from L.L. Brown International, Inc. to Terra Block International Inc. on February 19, 2003.

On February 14, 2003 the Company entered into a Share Exchange Agreement with Terra Block Consolidated, Inc. The agreement provides for 100% of the shares of Terra Block Consolidated, Inc. to be acquired by the Company in exchange for shares of common stock of the Company, with the total issued and outstanding shares of the Company immediately after the closing and a 2 to 1 reverse split, of 10,000,018. The Company’s former subsidiary, LLBA has been spun off, leaving Terra Block Consolidated, Inc. as the sole operating subsidiary of the Company after effecting the agreement. The new combination also assumed $100,660 of accounts payable. The combination was accounted for as a reverse merger whereby the acquired company is treated as the acquiring company for accounting purposes.

Terra Block Consolidated, Inc. was incorporated in Nevada on May 30, 2002 and engages in the manufacture, distribution and application of technologically advanced building products through a licensing arrangement with Terra Block, Inc. Terra Block Consolidated, Inc. has the exclusive right to make, have made, use and sell Terra Block, Inc.‘s products anywhere in the world. Terra Block, Inc. is a related party of Terra Block International, Inc. as a shareholder. The license agreements provides Terra Block Consolidated, Inc. the rights to all patented technologies, trade secret materials, copyrights, trademarks and all intellectual property of Terra Block Inc. The license is valid until terminated by Terra Block Consolidated, Inc. with 30 days advance written notice to Terra Block, Inc. or by Terra Block, Inc. if there is a material breach of the licensing agreement by Terra Block Consolidated, Inc. Under this agreement, Terra Block Consolidated, Inc. has the exclusive right to buy the license patent rights for $10,000,000.

Basis of Consolidation:

The accompanying consolidated financial statements include the accounts of Terra Block International Inc. and Terra Block Consolidated, Inc. All significant inter-company accounts and transactions, if any, have been eliminated in consolidation.

TERRA BLOCK INTERNATIONAL INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2003

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — CONTINUED

Cash and Cash Equivalents:

For the purposes of the Statement of Cash Flows, the Company considers all short-term debt securities to be cash equivalents.

Cash paid during the period for:

	Ended: 2003	2002	Inception
Interest	$0	$0	$0
Income taxes	$0	$0	$0

Income Taxes:

The Company accounts for income taxes under a method, which requires a company to recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in a company’s financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statements carrying amounts and tax basis of assets and liabilities using enacted tax rates. The Company presently prepares its tax return on the cash basis and its financial statements on the accrual basis. No deferred tax assets or liabilities have been recognized at this time, since the Company has shown losses for both tax and financial reporting. The Company’s net operating loss carryforward at December 31, 2003 is approximately $850,000.

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Development Stage:

The Company is classified as a development stage entity since it devotes most of its activities to establishing business and its principal activities have not yet commenced.

TERRA BLOCK INTERNATIONAL INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2003

NOTE 2 – START UP COSTS

Initial incorporation costs were expensed in 2003 in keeping with the Securities and Exchange Commission’s accounting directives.

NOTE 3 – NOTES PAYABLE

Terra Block Consolidated, Inc.‘s Notes Payable:

On October 15, 2002 the Company entered into a loan agreement with an individual to borrow $15,000. The terms of the agreement called for the principal sum of $15,000 to be paid on or before November 15, 2002 and an additional interest amount of $15,000 to be paid on April 15, 2003. The note is unsecured. No payments have been made on the note to date and accordingly the Company is in default under this agreement. The lender has not made formal demand for payment to date. The balance due on this note at December 31, 2003 and 2002 was $15,000 plus accrued interest.

On October 21, 2002 the Company entered into a loan agreement with an individual to borrow $10,000. The terms of the agreement called for the principal sum of $10,000 to be paid within 45 days, and an additional interest amount of $10,000 to be paid within 180 days. The note is unsecured. No payments have been made on the note to date and accordingly the Company is in default under this agreement. The lender has not made formal demand for payment to date. The balance due on this note at December 31, 2003 and 2002 was $10,000 plus accrued interest.

On December 19, 2002 the Company entered into a loan agreement with an individual to borrow $10,000. The terms of the agreement called for the principal sum of $10,000 to be paid on or before April 15, 2003 plus interest of $2,000. In the event that the principal has not been repaid by April 30, 2003, additional interest is owed equal to $200 per month thereafter. In addition 10,000 shares of common stock will be delivered as additional consideration. The note is unsecured. No payments, other than the issue of common stock, have been made on the note to date and accordingly the Company is in default under this agreement. The lender has not made formal demand for payment to date. The balance due on this note at December 31, 2003 and 2002 was $10,000 plus accrued interest.

On December 19, 2002 the Company entered into a loan agreement with an individual to borrow $10,000. The terms of the agreement called for the principal sum of $10,000 to be paid on or before April 15, 2003 plus interest of $2,000. In the event that the principal has not been repaid by April 30, 2003, additional interest is owed equal to $200 per month thereafter. In addition 10,000 shares of common stock will be delivered as

TERRA BLOCK INTERNATIONAL INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2003

NOTE 3 – NOTES PAYABLE – CONTINUED

additional consideration. The note is unsecured. No payments, other than the issue of common stock, have been made on the note to date and accordingly the Company is in default under this agreement. The lender has not made formal demand for payment to date. The balance due on this note at December 31, 2003 and 2002 was $10,000 plus accrued interest and $0 respectively.

On December 20, 2002 the Company entered into a loan agreement with an individual to borrow $10,000. The terms of the agreement called for the principal sum of $10,000 to be paid on or before March 20, 2003 plus interest of $2,000. The note is unsecured. No payments have been made on the note to date and accordingly the Company is in default under this agreement. The lender has not made formal demand for payment to date. The balance due on this note at December 31, 2003 and 2002 was $10,000 plus accrued interest and $0 respectively.

On December 23, 2002 the Company entered into a loan agreement with an individual to borrow $5,000. The terms of the agreement called for the principal sum of $5,000 to be paid on or before April 23, 2003 plus interest of $1,000. The note is unsecured. No payments have been made on the note to date and accordingly the Company is in default under this agreement. The lender has not made formal demand for payment to date. The balance due on this note at December 31, 2003 and 2002 was $5,000 plus accrued interest and $0 respectively.

On January 15, 2003 the Company entered into a loan agreement with an individual to borrow $20,000. The terms of the agreement called for the principal sum of $20,000 to be paid on or before April 30, 2003 plus interest of $4,000. In the event that the principal has not been repaid by April 30, 2003, additional interest is owed equal to $400 per month thereafter. In addition 20,000 shares of common stock will be delivered as additional consideration. The note is unsecured. No payments, other than the issue of common stock, have been made on the note to date and accordingly the Company is in default under this agreement. The lender has not made formal demand for payment to date. The balance on this note at December 31, 2003 was $20,000 plus accrued interest.

On March 14, 2003 the Company entered into a loan agreement with an individual to borrow $10,000. The terms of the agreement called for the principal sum of $10,000 to be paid on or before July 14, 2003 plus interest of $2,000. The note is unsecured. No payments have been made on the note to date and accordingly the Company is in default under this agreement. The lender has not made formal demand for payment to date. The balance due on this note at December 31, 2003, was $10,000 plus accrued interest.

TERRA BLOCK INTERNATIONAL INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2003

NOTE 3 – NOTES PAYABLE – CONTINUED

Terra Block International Inc.‘s Notes Payable:

On October 6, 2003 the Company entered into a loan agreement with an individual to borrow $20,000 at 10% interest due October 6, 2004. In addition 50,000 shares of common stock will be delivered as additional consideration. The note is unsecured. The Company has issued the common stock required under this agreement. The balance on this note at December 31, 2003 was $20,000 plus accrued interest.

On October 6, 2003 the Company entered into a loan agreement with an investment consortium to borrow $12,500 at 10% interest due October 6, 2004. In addition 200,000 shares of common stock will be delivered as additional consideration. The note is unsecured. The Company has issued the common stock required under this agreement. The balance on this note at December 31, 2003 was $12,500 plus accrued interest.

On October 6, 2003 the Company entered into a loan agreement with an individual to borrow $12,500 at 10% interest due October 6, 2004. The note is unsecured. The Company has issued the common stock required under this agreement. The balance on this note at December 31, 2003 was $12,500 plus accrued interest.

NOTE 4 – STOCKHOLDERS’ EQUITY

Preferred Stock:

At December 31, 2003 the Company had 10,000,000 shares authorized of convertible preferred stock with a par value 0f $0.001 per share. Additional terms and conditions of the stock are to be set by the board of directors of the Company at the time of issue. There were no shares outstanding at December 31, 2003.

The Company did not have any authorized preferred stock at December 31, 2002.

Common Stock:

At December 31, 2003 the Company had 100,000,000 shares authorized common stock with a par value of $0.001 per share. There were 22,965,018 shares outstanding at December 31, 2003.

At December 31, 2002 the Company had 10,505,000 shares of authorized no par value common stock outstanding.

TERRA BLOCK INTERNATIONAL INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2003

NOTE 5 – COMMITIMENTS

The Company rents its present office space on a month to month basis and expects to continue on that basis in 2004. Rent expense for 2003 was $4,175.

NOTE 6 – RELATED PARTIES

The Company owed its officers who are also shareholders $367,380 in accrued wages. There are no other amounts due to or from these shareholder officers.

The Company paid $48,915 to the licensor who is also a shareholder during 2003. The were no other amounts due to or from this shareholder.

NOTE 7 – GOING CONCERN

The Company has not generated significant revenues or profits to date. This factor among others including the notes payable defaults, may indicate the Company will be unable to continue as a going concern. The Company’s continuation as a going concern depends upon its ability to generate sufficient cash flow to conduct its operations and its ability to obtain additional sources of capital and financing. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 8 – SUBSQUENT EVENTS

On January 21, 2004 the Company entered into a Stock Purchase Agreement with an individual to sell 3,600,000 shares of common stock for $250,000. In addition the purchaser is to receive redeemable common stock purchase warrants to acquire 1,000,000 shares of common stock at an exercise price of $.10 per share until January 20, 2009. The monies due under this agreement have been received and the shares were issued on January 30, 2004.