Form 10KSB/A
period 2003-12-31
TERRA BLOCK INTERNATIONAL
filed 2004-04-15
CIK 1103719

UNITED STATES
SECURITES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A

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

Pollard-Kelley Auditing Services Inc.

Terance L. Kelley
Certified Public Accountant
March 24, 2004
Fairlawn, Ohio

INDEPENDENT AUDITOR’S REPORT

Melton & Co., P.C. ____________________________ Certified Public Accountants

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

In our opinion, the pro forma consolidated financial statements referred to above present fairly, in all material respects the consolidated financial position of Terra Block International, Inc., as it would have appeared, as of December 31, 2002 and the consolidated results of its operations and its cash flows, as they would have appeared, for the year then ended in conformity with generally accepted accounting principles. The accompanying pro forma financial statements have been prepared assuming that the company will continue as a going concern. As discussed in note 10 to the financial statements, the Company has experienced significant operating losses. The Company’s financial position and operating results raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Andrew I. Melton
Andrew I. Melton, CPA
Managing Partner

February 28, 2003

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