Form 10QSB
period 2004-03-31
TERRA BLOCK INTERNATIONAL
filed 2004-05-13
CIK 1103719

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2004

Commission File #000-31935

TERRA BLOCK INTERNATIONAL, INC.
(Exact name of small business issuer as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

65-0729440
(IRS Employer Identification Number)

2637 Erie Avenue, Suite 207, Cincinnati, OH 45208
(Address of principal executive offices)(Zip Code)

(513) 533-1220
(Registrant’s telephone no., including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Title of Class Number of Shares Outstanding: Common Stock, par value $.001 per share 28,065,018 outstanding as of May12, 2004.

Documents Incorporated by Reference: None

 TERRA BLOCK INTERNATIONAL, INC.
FORM 10-QSB

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

The financial statements of the company are set forth beginning on page F-1.

Pollard-Kelley Auditing Services, Inc.……………………………………………………………
Auditing Services               3250 West Market St, Suite 307, Fairlawn, OH 44333 330-864-2265

Report of Independent Certified Public Accountants

Board of Directors

Terra Block International, Inc. and Subsidiary

We have reviewed the accompanying consolidated balance sheets of Terra Block International, Inc and Subsidiary as of March 31, 2004 and the related consolidated statements of income, stockholders’ equity, and cash flows for the three months then ended, year to date, and since inception, in accordance with standards established by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Terra Block International, Inc. and Subsidiary.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the object of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

Based on our review, we are not aware of any material modifications that should be made to the March 31, 2004 financial statements in order for them to be in conformity with generally accepted accounting principles accepted in the United States of America.

Pollard-Kelley Auditing Services, Inc.

Terance L Kelley
Certified Public Accountant
May 10, 2004
Fairlawn, Ohio

TERRA BLOCK INTERNATIONAL, INC AND SUBSIDIARY
(A Developement Stage Company)
CONSOLIDATED BALANCE SHEET
March 31, 2004

ASSETS	2004
Current Assets
Cash and cash equivalents	$56,930

Notes receivable	10,000
Total Current Assets	66,930
Fixed Assets
Machinery and equipment	22,436

Total Assets	$89,366

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Notes payable	90,000
Accounts payable	102,315
Accrued salaries	406,070
Accrued interest	42,960

Total Current Liabilities	641,345
Stockholders' Equity
Preferred stock	--
Common stock	28,065
Additional contributed capital	250,208
Deficit accumulated during the
development stage	(830,252)

(551,979)

Total Liabilities and Stockholders' Equity	$89,366

See accompanying notes to financial statements.

TERRA BLOCK INTERNATIONAL, INC AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS
For the Three Months ended March 31, 2004, Year to Date 2004 and for the Period From May 30, 2002
(Date of Inception) Through March 31, 2004 (Since Inception)

	Three Months Ending March 31, 2004	Year to Date 2004	Since Inception
Revenues	$--	$--	$25,000
Expenses
Office	7,389	7,389	13,291
Interest	3,844	3,844	43,925
Licensor expenses	--	--	48,915
Professional fees	43,622	43,622	107,427
Rent	--	--	4,175
Salaries	93,690	93,690	461,070
Travel	11,451	11,451	21,206

	159,996	159,996	700,009

Net Loss	$159,996	$159,996	$(675,009)

Loss per share	$(0.01)
Average shares outstanding	26,421,685

See accompanying notes to financial statements.

TERRA BLOCK INTERNATIONAL, INC AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
Since Inception through March 31, 2004

	Preferred Stock Shares	Amount	Common Stock Shares	Amount	Contributed Capital	Deficit Accumulated During the Development Stage	Total
May, 2002 Inception	-	-	--	--	--	--	--
Original issue for cash
and services	-	-	10,505,000	8,001	--	--	8,001
Net Loss	-	-	--	--	--	--	--
Balance December 31, 2002	-	-	10,505,000	8,001	--	--	8,001
Merger with LL Brown
International Inc.	-	-	(504,982)	1,999	3,808	(154,243)	(148,436)
Shares issued for services	-	-	12,000,000	12,000	--	--	12,000
Shares issued for interest	-	-	965,000	965	--	--	965
Dividends paid	-	-	--	--	--	(1,000)	(1,000)
Net loss	-	-	--	--	--	(515,013)	(515,013)

Balance December 31, 2003	-	-	22,965,018	22,965	3,808	(670,256)	(643,483)
Sale of shares	-	-	3,600,000	3,600	246,400	--	250,000
Shares issued for services	-	-	1,500,000	1,500	--	--	1,500
Net loss for the quarter	-	-	--	--	--	(159,996)	(159,996)

Balance March 31, 2004	-	-	28,065,018	28,065	$250,208	$(830,252)	$(551,979)

See accompanying notes to financial statements.

TERRA BLOCK INTERNATIONAL, INC AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Three Months ended March 31, 2004, Year to Date 2004 and for the Period From May 30, 2002
(Date of Inception) Through March 31, 2004 (Since Inception)

	Three Months Ending March 31, 2004	Year to Date 2004	Since Inception
Cash Flows from Operating Activities
Net Loss	$(159,996)	$(159,996)	$(675,009)
Adjustments to reconcile net loss to net
cash provided by operating activities

Depreciation and amortization	--	--	--

Stock for services	1,500	1,500	13,500

Stock for interest	--	--	965

Decrease in Start Up Costs	--	--	33,408

Increase in Accounts payable	313	313	2,879

Increase in Accrued salaries	38,690	38,690	406,070

Increase in Accrued interest	3,844	3,844	42,960

Net Cash (Used) by Operating Activities	(115,649)	(115,649)	(175,227)
Cash Flows from Investing Activities

Increase in Notes receivable	(10,000)	(10,000)	(10,000)

Purchase of Fixed assets	(22,436)	(22,436)	(22,436)

Increase in Start Up Costs	--	--	(33,408)

Net Cash (Used) by Investing Activities	(32,436)	(32,436)	(65,844)
Cash Flows from Financing Activities

Payments on Notes payable	(45,000)	(45,000)	(45,000)

Increase in Notes payable	--	--	135,000

Funds paid for Merger shell	--	--	(49,000)

Dividend paid	--	--	(1,000)

Sale of Common stock	250,000	250,000	258,001

Cash Flows Provided by Financing Activities	205,000	205,000	298,001

Net Increase in Cash and Cash Equivalents	56,915	56,915	56,930

Cash and Cash Equivalents - Beginning	15	15	--

Cash and Cash Equivalents - Ending	$56,930	$56,930	$56,930

See accompanying notes to financial statements.

TERRA BLOCK INTERNATIONAL INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

March 31, 2004

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

On January 21, 2004 the Company entered into a Stock Purchase Agreement with an individual to sell 3,600,000 shares of common stock for $250,000. In addition the purchaser is to receive redeemable common stock purchase warrants to acquire 1,000,000 shares of common stock at an exercise price of $.10 per share until January 20, 2009. In addition, 1,500,000 shares of common stock were issued as a commission in connection with this stock sale.

TERRA BLOCK INTERNATIONAL INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

March 31, 2004

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — CONTINUED

Basis of Consolidation:

The accompanying consolidated financial statements include the accounts of Terra Block International Inc. and Terra Block Consolidated, Inc. All significant inter-company accounts and transactions, if any, have been eliminated in consolidation.

Cash and Cash Equivalents:

For the purposes of the Statement of Cash Flows, the Company considers all short-term debt securities to be cash equivalents.

Cash paid during the period for:

	Ended: March 31, 2004	Year to date 2004	Since Inception
Interest	$0	$0	$0
Income taxes	$0	$0	$0

Income Taxes:

The Company accounts for income taxes under a method, which requires a company to recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in a company’s financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statements carrying amounts and tax basis of assets and liabilities using enacted tax rates. The Company presently prepares its tax return on the cash basis and its financial statements on the accrual basis. No deferred tax assets or liabilities have been recognized at this time, since the Company has shown losses for both tax and financial reporting. The Company’s net operating loss carry forward at March 31, 2004 is approximately $1,000,000.

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

TERRA BLOCK INTERNATIONAL INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

March 31, 2004

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — CONTINUED

Development Stage:

The Company is classified as a development stage entity since it devotes most of its activities to establishing business and its principal activities have not yet commenced.

NOTE 2 – NOTES RECEIVABLE

On March 23, 2004 the Company lent an individual, residing in Canada, $10,000 The Company received a Promissory Note dated April 7, 2004. The note is due May 31, 2004 with accrued interest at 10%. The note is unsecured.

NOTE 3 – NOTES PAYABLE

Terra Block Consolidated, Inc.‘s Notes Payable:

On October 15, 2002 the Company entered into a loan agreement with an individual to borrow $15,000. The terms of the agreement called for the principal sum of $15,000 to be paid on or before November 15, 2002 and an additional interest amount of $15,000 to be paid on April 15, 2003. The note is unsecured. A payment of $7,500 was made on February 3, 2004. The Company is in default under this agreement. The lender has not made formal demand for payment to date. The balance due on this note at March 31, 2004 was $7,500 plus accrued interest.

On October 21, 2002 the Company entered into a loan agreement with an individual to borrow $10,000. The terms of the agreement called for the principal sum of $10,000 to be paid within 45 days, and an additional interest amount of $10,000 to be paid within 180 days. The note is unsecured. A payment of $5,000 was made on February 3, 2004. The Company is in default under this agreement. The lender has not made formal demand for payment to date. The balance due on this note at March 31, 2004 was $5,000 plus accrued interest.

On December 19, 2002 the Company entered into a loan agreement with an individual to borrow $10,000. The terms of the agreement called for the principal sum of $10,000 to be paid on or before April 15, 2003 plus interest of $2,000. In the event that the principal has not been repaid by April 30, 2003, additional interest is owed equal to $200 per month thereafter. In addition 10,000 shares of common stock will be delivered as additional consideration. The note is unsecured. In addition to the issue of common stock, a payment of $5,000 was made on February 3, 2004. The Company is in default under this agreement. The lender has not made formal demand for payment to date. The

TERRA BLOCK INTERNATIONAL INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

March 31, 2004

NOTE 3 – NOTES PAYABLE – CONTINUED

balance due on this note at March 31, 2004 was $5,000 plus accrued interest.

On December 19, 2002 the Company entered into a loan agreement with an individual to borrow $10,000. The terms of the agreement called for the principal sum of $10,000 to be paid on or before April 15, 2003 plus interest of $2,000. In the event that the principal has not been repaid by April 30, 2003, additional interest is owed equal to $200 per month thereafter. In addition 10,000 shares of common stock will be delivered as additional consideration. The note is unsecured. In addition to the issue of common stock, a payment of $5,000 was made on February 3, 2004. The Company is in default under this agreement. The lender has not made formal demand for payment to date. The balance due on this note at March 31, 2004 was $5,000 plus accrued interest.

On December 20, 2002 the Company entered into a loan agreement with an individual to borrow $10,000. The terms of the agreement called for the principal sum of $10,000 to be paid on or before March 20, 2003 plus interest of $2,000. The note is unsecured. A payment of $5,000 was made on February 3, 2004. The Company is in default under this agreement. The lender has not made formal demand for payment to date. The balance due on this note at March 31, 2004 was $5,000 plus accrued interest.

On December 23, 2002 the Company entered into a loan agreement with an individual to borrow $5,000. The terms of the agreement called for the principal sum of $5,000 to be paid on or before April 23, 2003 plus interest of $1,000. The note is unsecured. A payment of $2,500 was made on February 3, 2004. The Company is in default under this agreement. The lender has not made formal demand for payment to date. The balance due on this note at March 31, 2004 was $2,500 plus accrued interest.

On January 15, 2003 the Company entered into a loan agreement with an individual to borrow $20,000. The terms of the agreement called for the principal sum of $20,000 to be paid on or before April 30, 2003 plus interest of $4,000. In the event that the principal has not been repaid by April 30, 2003, additional interest is owed equal to $400 per month thereafter. In addition 20,000 shares of common stock will be delivered as additional consideration. The note is unsecured. In addition to the issue of common stock, a payment of $10,000 was made on February 3, 2004. The Company is in default under this agreement. The lender has not made formal demand for payment to date. The balance on this note at March 31, 2004 was $10,000 plus accrued interest.

On March 14, 2003 the Company entered into a loan agreement with an individual to borrow $10,000. The terms of the agreement called for the principal sum of $10,000 to be paid on or before July 14, 2003 plus interest of $2,000. The note is unsecured.

TERRA BLOCK INTERNATIONAL INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

March 31, 2004

NOTE 3 – NOTES PAYABLE – CONTINUED

        A payment of $5,000 was made on February 3, 2004. The Company is in default under this agreement. The lender has not made formal demand for payment to date. The balance due on this note at March 31, 2004, was $5,000 plus accrued interest..

Terra Block International Inc.‘s Notes Payable:

On October 6, 2003 the Company entered into a loan agreement with an individual to borrow $20,000 at 10% interest due October 6, 2004. In addition 50,000 shares of common stock will be delivered as additional consideration. The note is unsecured. The Company has issued the common stock required under this agreement. The balance on this note at March 31, 2004 was $20,000 plus accrued interest.

On October 6, 2003 the Company entered into a loan agreement with an investment consortium to borrow $12,500 at 10% interest due October 6, 2004. In addition 200,000 shares of common stock will be delivered as additional consideration. The note is unsecured. The Company has issued the common stock required under this agreement. The balance on this note at March 31, 2004 was $12,500 plus accrued interest.

On October 6, 2003 the Company entered into a loan agreement with an individual to borrow $12,500 at 10% interest due October 6, 2004. The note is unsecured. The Company has issued the common stock required under this agreement. The balance on this note at March 31, 2004 was $12,500 plus accrued interest.

NOTE 4 – STOCKHOLDERS’ EQUITY

Preferred Stock:

At March 31, 2004 the Company had 10,000,000 shares authorized of convertible preferred stock with a par value 0f $0.001 per share. Additional terms and conditions of the stock are to be set by the board of directors of the Company at the time of issue. There were no shares outstanding at March 31, 2004.

Common Stock:

At March 31, 2004 the Company had 100,000,000 shares authorized common stock with a par value of $0.001 per share. There were 28,065,018 shares outstanding at March 31, 2004.

TERRA BLOCK INTERNATIONAL INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

March 31, 2004

NOTE 5 – COMMITMENTS

The Company rents its present shared office space on a month to month basis. The Company expects to continue on that basis in 2004. Rent expense for the first quarter of 2004 was $0. The other entity in the space paid all rents during the quarter and requested no reimbursement from the Company.

NOTE 6 – RELATED PARTIES

The Company owed its officers who are also shareholders $406,070 in accrued wages at March 31, 2004. There are no other amounts due to or from these shareholder officers. The Company entered into employment agreements with its three officers. The agreements are identical. The agreements are for three years, call for annual wages of $120,000 each, with an annual inflation adjustment. The agreements also provide for twelve paid holidays, seven paid personal days and fifteen paid vacation days annually. In addition the Company is to provide $500,000 of group live insurance for each officer, at no cost. As of March 31, 2004 the Company has not provided the life insurance coverage.

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

Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operation

The following discussion should be read in conjunction with our unaudited interim financial statements and related notes thereto included in this quarterly report and in our audited financial statements and Management’s Discussion and Analysis of Financial Condition or Plan of Operation (“MD&A”) contained in our Form 10-KSB for the year ended December 31, 2003. Certain statements in the following MD&A are forward looking statements. Words such as “expects”, “anticipates”, “estimates” and similar expressions are intended to identify forward looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected.

GENERAL

Terra Block International, Inc., a Nevada Corporation, (the “Company” or “Terra Block”) was formerly L.L. Brown International, Inc. (“L.L. Brown”). L.L. Brown was originally incorporated as Smart Industries, Inc. on February 19, 1997. On February 14, 2003, L.L. Brown entered into a Share Exchange Agreement with Terra Block Consolidated, Inc. (“Consolidated” or “TBCI”). The Agreement provides for 100% of the shares of Consolidated to be acquired by L.L. Brown in exchange for shares of common stock of L.L. Brown; for the establishment of a new Board of Directors consisting of Consolidated directors; and a change of the name of the company to Terra Block International, Inc., with total issued and outstanding shares of the Company immediately after the closing of 10,000,018. The Company’s former subsidiary, LLBA has been spun off, leaving Terra Block Consolidated, Inc. as the sole operating subsidiary of the Company after effecting the Agreement. The Company currently trades on the OTC Bulletin Board under the symbol TBLK.

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

Terra Block International is comprised of three business segments:

Housing Development and Construction

The Company is working toward developments both domestically and abroad to capitalize on its unique construction and building system.

TECSTOR

Terra Block Encapsulated Cell Storage (“TECSTOR”) is a patented EPA approved above ground hazardous waste storage facility. The unique properties of construction with the Terra Block System provide an exceptional, cost effective facility for the storage and maintenance of low and mid-level hazardous waste.

Machines

Manufacture and sales of block making machines. The Company is de-emphasizing this business segment in favor of Housing Development and Construction and TECSTOR due to the anticipated higher margins and increased scalability of these two business segments.

PATENTS

In June 2002, Terra Block Consolidated, Inc. entered into an exclusive licensing agreement with TBI. As part of that agreement, Terra Block Consolidated, Inc. was granted the exclusive right to make, have made, use and sell the Terra Block Duplex and TECSTOR represented by patent numbers 4,569,649 and 4,875,805 respectively and the Terra 250 – Compact earth block machine, Sidewinder 500 — Mid-size earth block machine, TECSTOR (poured concrete), Manufactured grooves in earth blocks, Soil Dryer (Dehydrator), TECSTOR (Rammed earth walls), TECSTOR (Earth in filled concrete walls) and Soil Mixer represented by invention disclosure numbers 454,813,457,060, 456,531, 454,814, 456,529, 456,532, 454,812 and 456,530 respectively. The license is valid until terminated by The Company with 30 days advance written notice to TBI or by TBI if The Company materially breaches the licensing agreement. Under the agreement, The Company has the exclusive right to buy the licensed patent rights for $10,000,000. The Company’s goals are to utilize the unique properties and cost effectiveness of Compressed Earth Block (“CEB”) construction to profitably become:

—	The leading provider of high quality, structurally sound, low cost, environmental friendly and durable, residential and commercial buildings in the world.

—	A provider of a revolutionary, cost effective solution to the ever-growing problem of the storage of hazardous waste worldwide.

RESULTS OF OPERATIONS

The Company has developed plans and commenced some work in two of its three business segments:

—	Housing Development and Construction: The Company is working toward developments both domestically and abroad to capitalize on its unique construction and building system.

—	TECSTOR: The Company is working to finalize a beta site for its patented above ground hazardous waste storage facility.

—	Machines: The Company is de-emphasizing this business segment in favor of Housing Development and Construction and TECSTOR due to the anticipated higher margins and increased scalability of these two business segments.

LIQUIDITY AND CAPITAL RESOURCES

In Note # 7 to our financial statements, our independent auditors have indicated that certain factors raise substantial doubt about our ability to continue as a going concern.

Since the Company was acquired by L.L. Brown International, Inc. in February of 2003, the Company has derived nominal revenue and has suffered a loss from operations and has been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations. During the three months ended March 31, 2004, the Company reported a net loss of $ 159,996.

The Company’s long-term viability as a going concern is dependent on certain key factors, as follows:

—	The Company’s ability to continue to successfully obtain adequate sources of outside financing to support near term operations and to allow the Company to continue forward with current strategic plans.

—	The Company’s ability to generate revenue from housing projects, TECSTOR and licensing agreements.

—	The Company’s ability to increase profitability and sustain a cash flow level that will ensure support for continuing operations.

2004 OUTLOOK

The Company is continuing to expand development in two of its three business segments:

—	Housing Development and Construction: The Company is working on developments both domestically and internationally capitalizing on its unique construction and building system.

—	TECSTOR: The Company is working to finalize the beta site for its patented, above ground hazardous waste storage facility.

The Company anticipates continuing development of projects currently underway in Guatemala and plans to expand into additional geographical markets.. In addition, the Company has plans to build up to five TECSTOR facilities in Guatemala. The Company also plans on continuing to sell licenses for different geographic areas. The origination of these projects is contingent upon securing financing.

Our plan of operation calls for additional capital to facilitate growth and support long-term development and marketing programs. It is likely that we will seek additional financing through subsequent future public or private sales of our securities, including equity securities, borrowing, or other sources of third party financing. Further, the sale of equity securities would substantially dilute our existing stockholders’ interests, and borrowings from third parties could result in our assets being pledged as collateral. Loan terms, which would increase our debt service requirements, could restrict our operations. There is no assurance that we can obtain financing on favorable terms. Any such additional financing may result in significant dilution to existing stockholders. We may also seek funding for the development and marketing of our services through strategic partnerships and other arrangements with investment partners. There can be no assurance, however, that such collaborative arrangements or additional funds will be available when needed, or on terms acceptable to us, if at all. If adequate funds are not available, we may be required to curtail one or more of our future programs.

FORWARD-LOOKING INFORMATION

The statements contained herein and other information contained in this report may be based, in part, on management’s estimates, projections, plans and judgments. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. In this report, the words “anticipates”, “believes”, “expects”, “intends”, “future”, “plans”, “targets” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on the forward-looking statements contained herein. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date hereof. Additionally, these statements are based on certain assumptions that may prove to be erroneous and are subject to certain risks including, but not limited to, the Company’s dependence on limited cash resources, its dependence on certain key personnel within the Company, and its ability to raise additional capital. The Company’s ability to generate long-term value for the common stockholder is dependent upon the utilizing the Terra Block process. There are many companies participating in the building industry, many with resources greater than the Company. Greater competition for profitable operations can increase prices and make it more difficult to develop project at reasonable multiples of cash flow. The Company believes that it will be able to compete in this environment and will be able to find attractive investments; however, it is not possible to predict competition or the effect this will have on the Company’s operations. The Company’s operations are also significantly affected by factors, which are outside the control of the Company, including the environmental and governmental regulations. Accordingly, actual results may differ, possibly materially, from the predictions contained herein.

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

PART II

Pursuant to the Instructions on Part II of the Form 10-QSB, Items 1 , 3 and 5 are omitted.

Item 2. Changes in Securities

None

Item 6 — Exhibits and Reports on Form 8-K

(A) Exhibits

        Exhibit 31.1 — Certification of Chief Executive Officer of Terra Block International, Inc. required by Rule 13a — 14(1) or Rule 15d — 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        Exhibit 31.2 — Certification of Chief Financial Officer of Terra Block International, Inc. required by Rule 13a — 14(1) or Rule 15d — 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        Exhibit 32.1 — Certification of Chief Executive Officer of Terra Block International, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

        Exhibit 32.2 — Certification of Chief Financial Officer of Terra Block International, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

(B)     Reports on Form 8-K

None

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERRA BLOCK INTERNATIONAL, INC.

Date: May 13, 2004	By: /s/ Gregory A. Pitner Gregory A. Pitner, President, CEO and Chairman