Form 10QSB
period 2004-06-30
TERRA BLOCK INTERNATIONAL
filed 2004-08-13
CIK 1103719

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2004

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
Yes [X] No [ ]

Title of Class Number of Shares Outstanding: Common Stock, par value $.001 per share 28,065,018 outstanding as of August 10, 2004.

Documents Incorporated by Reference: None

TERRA BLOCK INTERNATIONAL, INC.
FORM 10-QSB

Table of Contents

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

Item 2 — Management’s Discussion and Analysis or Plan of Operation

Item 3 — Controls and Procedures

PART II — OTHER INFORMATION

Item 2 — Changes in Securities and Use of Proceeds

Item 6 — Exhibits and Reports on Form 8-K

SIGNATURES

PART I — FINANCIAL INFORMATION

Pollard-Kelley Auditing Services, Inc.
Auditing Services
3250 West Market St, Suite 307
Fairlawn, OH 44333
330-864-2265

Report of Independent Certified Public Accountants

Board of Directors
Terra Block International, Inc. and Subsidiary

We have reviewed the accompanying consolidated balance sheets of Terra Block International, Inc. and Subsidiary as of June 30, 2004 and 2003 and the related consolidated statements of income, stockholders’ equity, and cash flows for the three-month and six-month periods then ended. These interim financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board. A review of interim financial statements consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with the standards of the Public Company Accounting Oversight Board, the object of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles accepted in the United States of America.

Pollard-Kelley Auditing Services, Inc.
Terance L Kelley
Certified
Public Accountant
August 10, 2004
Fairlawn, Ohio

TERRA BLOCK INTERNATIONAL INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
June 30, 2004

2004
ASSETS
Current Assets
Cash and cash equivalents	$9,602
Notes receivable	10,000

Total Current Assets	19,602
Fixed Assets
Machinery and equipment	22,436
Office equipment	7,457

29,893
Less Accumulated depreciation	(3,986)

25,907

Total Assets	$45,509

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Notes payable	$190,000
Accounts payable	101,917
Accrued salaries	447,960
Accrued interest	47,913

Total Current Liabilities	787,790
Stockholders' Equity
Preferred stock	--
Common stock	28,065
Additional contributed capital	250,208
Deficit accumulated during the
development stage	(1,020,554)

(742,281)

Total Liabilities and Stockholders' Equity	$45,509

See accompanying notes to financial statements.

TERRA BLOCK INTERNATIONAL INC. AND SUBSIDIARY
(A Development StageCompany)
CONSOLIDATED STATEMENT OF OPERATIONS
for the Three Months ended June 30, 2004, Year to Date 2004
and for the Period From May 30, 2002 (Date of Inception)
Through June 30, 2004 (Since Inception)

	Three Months Ending June 30, 2004	Year to Date 2004	Since Inception
Revenues	$--	$--	$25,000
Expenses
Promotion	27,500	27,500
Depreciation	3,986	3,986
Office	25,226	32,615	38,517
Interest	4,953	8,797	48,878
Licensor expenses	--	--	48,915
Professional fees	19,819	63,441	127,246
Rent	--	--	4,175
Salaries	93,690	187,380	554,760
Travel	15,244	26,695	36,450

	190,418	350,414	858,941

Other Income
Interest	116	116

Net Loss	$(190,302)	$(350,298)	$(833,941)

Loss per share	$(0.01)	$(0.01)
Average shares outstanding	28,065,018	27,243,352

See accompanying notes to financial statements.

TERRA BLOCK INTERNATIONAL INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES OF STOCKHOLDERS' EQUITY
Since Inception through June 30, 2004

	Preferred Stock		Common Stock		Additional Contributed	Deficit Accumulated During the Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total
May, 2002 Inception	-	$--	--	$--	$--	$--	$--
Original issue for cash
and services	-	--	10,505,000	8,001	--	--	8,001
Net Loss	-	--	--	--	--	--	--

Balance December 31, 2002	-	--	10,505,000	8,001	--	--	8,001
Merger with LL Brown
International Inc.	-	--	(504,982)	1,999	3,808	(154,243)	(148,436)
Shares issued for services	-	--	12,000,000	12,000	--	--	12,000
Shares issued for interest	-	--	965,000	965	--	--	965
Dividends paid	-	--	--	--	--	(1,000)	(1,000)
Net loss	-	--	--	--	--	(515,013)	(515,013)

Balance December 31, 2003	-	--	22,965,018	22,965	3,808	(670,256)	(643,483)
Sale of shares	-	--	3,600,000	3,600	246,400	--	250,000
Shares issued for services	-	--	1,500,000	1,500	--	--	1,500
Net loss for the quarter	-	--	--	--	--	(159,996)	(159,996)

Balance March 31, 2004	-	--	28,065,018	28,065	250,208	(830,252)	(551,979)
Net loss for the quarter	-	--	--	--	--	(190,302)	(190,302)

	-	$--	28,065,018	$28,065	$250,208	$(1,020,554)	$(742,281)

See accompanying notes to financial statements.

TERRA BLOCK INTERNATIONAL INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Three Months ended June 30, 2004,
Year to Date 2004 and for the Period From
May 30, 2002 (Date of Inception) Through June 30, 2004 (Since Inception)

	Three Months Ending June 30, 2004	Year to Date 2004	Since Inception
Cash Flows from Operating Activities
Net Loss	$(190,302)	$(350,298)	$(865,311)
Adjustments to reconcile net loss to net
cash provided by operating activities
Depreciation and amortization	3,986	3,986	3,986
Stock for services	--	1,500	13,500
Stock for interest	--	--	965
Decrease in Start Up Costs	--	--	33,408
(Decrease) Increase in Accounts payable	(398)	(85)	2,481
Increase in Accrued salaries	41,890	80,580	447,960
Increase in Accrued interest	4,953	8,797	47,913

Net Cash (Used) by Operating Activities	(139,871)	(255,520)	(315,098)
Cash Flows from Investing Activities
Increase in Notes receivable	--	(10,000)	(10,000)
Purchase of Fixed assets	(7,457)	(29,893)	(29,893)
Increase in Start Up Costs	--	--	(33,408)

Net Cash (Used) by Investing Activities	(7,457)	(39,893)	(73,301)
Cash Flows from Financing Activities
Payments on Notes payable	--	(45,000)	(45,000)
Increase in Notes payable	100,000	100,000	235,000
Funds paid for Merger shell	--	--	(49,000)
Dividend paid	--	--	(1,000)
Sale of Common stock	--	250,000	258,001
Cash Flows Provided by Financing Activities	100,000	305,000	398,001

Net Increase in Cash and Cash Equivalents	(47,328)	9,587	9,602
Cash and Cash Equivalents - Beginning	56,930	15	--

Cash and Cash Equivalents - Ending	$9,602	$9,602	$9,602

See accompanying notes to financial statements.

TERRA BLOCK INTERNATIONAL INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2004

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

On January 21, 2004 the Company entered into a Stock Purchase Agreement with an individual to sell 3,600,000 shares of common stock for $250,000. The purchaser also, is to receive redeemable common stock purchase warrants to acquire 1,000,000 shares of common stock at an exercise price of $.10 per share until January 20, 2009. In addition, 1,500,000 shares of common stock were issued as a commission in connection with this stock sale.

TERRA BLOCK INTERNATIONAL INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2004

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — CONTINUED

Basis of Consolidation:

The accompanying consolidated financial statements include the accounts of Terra Block International Inc. and Terra Block Consolidated, Inc. All significant inter-company accounts and transactions, if any, have been eliminated in consolidation.

Cash and Cash Equivalents:

For the purposes of the Statement of Cash Flows, the Company considers all short-term debt securities to be cash equivalents.

Cash paid during the period for:

	Ended: June 30, 2004	Year to date 2004	Since Inception
Interest	$0	$0	$0
Income taxes	$0	$0	$0

Income Taxes:

The Company accounts for income taxes under a method, which requires a company to recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in a company’s financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statements carrying amounts and tax basis of assets and liabilities using enacted tax rates. The Company presently prepares its tax return on the cash basis and its financial statements on the accrual basis. No deferred tax assets or liabilities have been recognized at this time, since the Company has shown losses for both tax and financial reporting. The Company’s net operating loss carry forward at June 30, 2004 is approximately $1,185,000.

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

TERRA BLOCK INTERNATIONAL INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2004

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — CONTINUED

Development Stage:

The Company is classified as a development stage entity since it devotes most of its activities to establishing business and its principal activities have not yet commenced.

NOTE 2 – NOTES RECEIVABLE

On March 23, 2004 the Company lent an individual, residing in Canada, $10,000 The Company received a Promissory Note dated April 7, 2004. The note is due May 31, 2004 with accrued interest at 10%. The note is unsecured. The note is still outstanding as of June 30, 2004.

NOTE 3 – NOTES PAYABLE

Terra Block Consolidated, Inc.‘s Notes Payable:

On October 15, 2002 the Company entered into a loan agreement with an individual to borrow $15,000. The terms of the agreement called for the principal sum of $15,000 to be paid on or before November 15, 2002 and an additional interest amount of $15,000 to be paid on April 15, 2003. The note is unsecured. A payment of $7,500 was made on February 3, 2004. The Company is in default under this agreement. The lender has not made formal demand for payment to date. The balance due on this note at June 30, 2004 was $7,500 plus accrued interest.

On October 21, 2002 the Company entered into a loan agreement with an individual to borrow $10,000. The terms of the agreement called for the principal sum of $10,000 to be paid within 45 days, and an additional interest amount of $10,000 to be paid within 180 days. The note is unsecured. A payment of $5,000 was made on February 3, 2004. The Company is in default under this agreement. The lender has not made formal demand for payment to date. The balance due on this note at June 30, 2004 was $5,000 plus accrued interest.

On December 19, 2002 the Company entered into a loan agreement with an individual to borrow $10,000. The terms of the agreement called for the principal sum of $10,000 to be paid on or before April 15, 2003 plus interest of $2,000. In the event that the principal has not been repaid by April 30, 2003, additional interest is owed equal to $200 per month thereafter. In addition 10,000 shares of common stock will be delivered as additional consideration. The note is unsecured. In addition to the issue of common stock, a payment of $5,000 was made on February 3, 2004. The Company is in default under this agreement. The lender has not made formal demand for payment to date. The balance due on this note at June 30, 2004 was $5,000 plus accrued interest.

TERRA BLOCK INTERNATIONAL INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2004

NOTE 3 – NOTES PAYABLE – CONTINUED

On December 19, 2002 the Company entered into a loan agreement with an individual to borrow $10,000. The terms of the agreement called for the principal sum of $10,000 to be paid on or before April 15, 2003 plus interest of $2,000. In the event that the principal has not been repaid by April 30, 2003, additional interest is owed equal to $200 per month thereafter. In addition 10,000 shares of common stock will be delivered as additional consideration. The note is unsecured. In addition to the issue of common stock, a payment of $5,000 was made on February 3, 2004. The Company is in default under this agreement. The lender has not made formal demand for payment to date. The balance due on this note at June 30, 2004 was $5,000 plus accrued interest.

On December 20, 2002 the Company entered into a loan agreement with an individual to borrow $10,000. The terms of the agreement called for the principal sum of $10,000 to be paid on or before March 20, 2003 plus interest of $2,000. The note is unsecured. A payment of $5,000 was made on February 3, 2004. The Company is in default under this agreement. The lender has not made formal demand for payment to date. The balance due on this note at June 30, 2004 was $5,000 plus accrued interest.

On December 23, 2002 the Company entered into a loan agreement with an individual to borrow $5,000. The terms of the agreement called for the principal sum of $5,000 to be paid on or before April 23, 2003 plus interest of $1,000. The note is unsecured. A payment of $2,500 was made on February 3, 2004. The Company is in default under this agreement. The lender has not made formal demand for payment to date. The balance due on this note at June 30, 2004 was $2,500 plus accrued interest.

On January 15, 2003 the Company entered into a loan agreement with an individual to borrow $20,000. The terms of the agreement called for the principal sum of $20,000 to be paid on or before April 30, 2003 plus interest of $4,000. In the event that the principal has not been repaid by April 30, 2003, additional interest is owed equal to $400 per month thereafter. In addition 20,000 shares of common stock will be delivered as additional consideration. The note is unsecured. In addition to the issue of common stock, a payment of $10,000 was made on February 3, 2004. The Company is in default under this agreement. The lender has not made formal demand for payment to date. The balance on this note at June 30, 2004 was $10,000 plus accrued interest.

On March 14, 2003 the Company entered into a loan agreement with an individual to borrow $10,000. The terms of the agreement called for the principal sum of $10,000 to be paid on or before July 14, 2003 plus interest of $2,000. The note is unsecured.

TERRA BLOCK INTERNATIONAL INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2004

NOTE 3 – NOTES PAYABLE – CONTINUED

        A payment of $5,000 was made on February 3, 2004. The Company is in default under this agreement. The lender has not made formal demand for payment to date. The balance due on this note at June 30, 2004, was $5,000 plus accrued interest.

Terra Block International Inc.‘s Notes Payable:

On October 6, 2003 the Company entered into a loan agreement with an individual to borrow $20,000 at 10% interest due October 6, 2004. In addition 50,000 shares of common stock will be delivered as additional consideration. The note is unsecured. The Company has issued the common stock required under this agreement. The balance on this note at June 30, 2004 was $20,000 plus accrued interest.

On October 6, 2003 the Company entered into a loan agreement with an investment consortium to borrow $12,500 at 10% interest due October 6, 2004. In addition 200,000 shares of common stock will be delivered as additional consideration. The note is unsecured. The Company has issued the common stock required under this agreement. The balance on this note at June 30, 2004 was $12,500 plus accrued interest.

On October 6, 2003 the Company entered into a loan agreement with an individual to borrow $12,500 at 10% interest due October 6, 2004. The note is unsecured. The balance on this note at June 30, 2004 was $12,500 plus accrued interest.

On April 30, 2004 the Company entered into a loan agreement with an Investment Company to borrow $100,000 at 10% interest due December 31, 2004. The note is unsecured. The balance on this note at June 30, 2004 was $100,000 plus accrued interest.

NOTE 4 – STOCKHOLDERS’ EQUITY

Preferred Stock:

At March 31, 2004 the Company had 10,000,000 shares authorized of convertible preferred stock with a par value 0f $0.001 per share. Additional terms and conditions of the stock are to be set by the board of directors of the Company at the time of issue. There were no shares outstanding at June 30, 2004.

Common Stock:

At June 30, 2004 the Company had 100,000,000 shares authorized common stock with a par value of $0.001 per share. There were 28,065,018 shares outstanding at June 30, 2004.

TERRA BLOCK INTERNATIONAL INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2004

NOTE 5 – COMMITMENTS

The Company rents its present shared office space on a month to month basis. The Company expects to continue on that basis in 2004. Rent expense through June 30, 2004 was $0. The other entity in the space paid all rents during the quarter and requested no reimbursement from the Company.

NOTE 6 – RELATED PARTIES

The Company owed its officers who are also shareholders $447,960 in accrued wages at June 30, 2004. There are no other amounts due to or from these shareholder officers. The Company entered into employment agreements with its three officers. The agreements are identical. The agreements are for three years, call for annual wages of $120,000 each, with an annual inflation adjustment. The agreements also provide for twelve paid holidays, seven paid personal days and fifteen paid vacation days annually. In addition the Company is to provide $500,000 of group live insurance for each officer, at no cost. As of June 30, 2004 the Company has not provided the life insurance coverage.

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

The Terra Block System features a machine that manufactures building blocks (12“x10“x3.5”) using common soil as the raw material. This is accomplished by compacting the soil at up to 460,000 lbs. of hydraulic pressure to form a rock hard block.

The blocks are flat, parallel and perpendicular to within five thousandths of an inch (.005”). Each block is rock solid and will not crumble or disintegrate. Traditionally, earth blocks are formed using straw as glue and then sun baking for 28 days i.e. adobe technology. Using Terra Block technology cuts the time to 15 seconds and no additives are usually required.

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

Since the Company was acquired by L.L. Brown International, Inc. in February of 2003, the Company has derived nominal revenue and has suffered a loss from operations and has been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations. During the three months ended June 30, 2004, the Company reported a net loss of $ 190,302.

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

The Company anticipates continuing development of projects currently underway in Guatemala and plans to expand into additional geographical markets. During the second quarter of 2004 the Company began construction on its model home for evaluation and demonstration on the site of “The Villas at San Reymundo” outside of Guatemala City, CA. In addition, the Company has plans to build up to five TECSTOR facilities in Guatemala. The Company also plans on continuing to sell licenses for different geographic areas. The origination and continuation of these projects is contingent upon securing adequate financing.

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

FORWARD-LOOKING INFORMATION

The statements contained herein and other information contained in this report may be based, in part, on management’s estimates, projections, plans and judgments. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. In this report, the words “anticipates”, “believes”, “expects”, “intends”, “future”, “plans”, “targets” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on the forward-looking statements contained herein. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date hereof. Additionally, these statements are based on certain assumptions that may prove to be erroneous and are subject to certain risks including, but not limited to, the Company’s dependence on limited cash resources, its dependence on certain key personnel within the Company, and its ability to raise additional capital. The Company’s ability to generate long-term value for the common stockholder is dependent upon the utilizing the Terra Block process. There are many companies participating in the building industry, many with resources greater than the Company. Greater competition for profitable operations can increase prices and make it more difficult to develop project at reasonable multiples of cash flow. The Company believes that it will be able to compete in this environment and will be able to find attractive investments; however, it is not possible to predict competition or the effect this will have on the Company’s operations. The Company’s operations are also significantly affected by factors, which are outside the control of the Company, including the environmental and governmental regulations, as well as weather in the area of the Company’s operations. Accordingly, actual results may differ, possibly materially, from the predictions contained herein.

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

Date: August 13, 2004

TERRA BLOCK INTERNATIONAL, INC. BY: /s/ Gregory A. Pitner Gregory A. Pitner CEO and Chairman