Form 10QSB
period 2004-09-30
TERRA BLOCK INTERNATIONAL
filed 2004-11-15
CIK 1103719

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2004

Commission File #000-31935

TERRA BLOCK INTERNATIONAL, INC.
(Exact name of small business issuer as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

65-0729440
(IRS Employer Identification Number)

2637 Erie Avenue, Suite 207, Cincinnati, OH 45208
(Address of principal executive offices) (Zip Code)

(513)533-1220
(Registrant’s telephone no., including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

Title of Class Number of Shares Outstanding: Common Stock, par value $.001 per share 34,615,018 outstanding as of November 12, 2004.

Documents Incorporated by Reference: None

TERRA BLOCK INTERNATIONAL, INC.
FORM 10-QSB

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

We have reviewed the accompanying consolidated balance sheets of Terra Block International, Inc. and Subsidiary as of September 30, 2004 and the related consolidated statements of income, stockholders’ equity, and cash flows for the three-month and nine-month periods then ended. These interim financial statements are the responsibility of the Company’s management.

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

Pollard-Kelley Auditing Services, Inc.

/S/ Pollard-Kelley Auditing Services, Inc.

November 13, 2004
Fairlawn, Ohio

TERRA BLOCK INTERNATIONAL, INC AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
September 30, 2004

2004
ASSETS
Current Assets
Cash and cash equivalents	$--
Accounts receivable	40
Notes receivable	10,000

Total Current Assets	10,040
Fixed Assets
Machinery and equipment	22,436
Office equipment	7,457

29,893
Less Accumulated depreciation	(5,332)

24,561

Total Assets	$34,601

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Bank overdrafts	$14,874
Notes payable	210,000
Accounts payable	106,084
Accrued salaries	510,650
Accrued interest	52,867

Total Current Liabilities	894,475
Stockholders' Equity
Preferred stock	--
Common stock	28,065
Additional contributed capital	250,208
Deficit accumulated during the development stage	(1,138,147)

(859,874)

Total Liabilities and Stockholders' Equity	$34,601

See accompanying notes to financial statements.

TERRA BLOCK INTERNATIONAL, INC AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS
For the Three Months and Nine ended September 30, 2004, Year to Date 2004 and for the Period From
May 30, 2002 (Date of Inception) Through September 30, 2004 (Since Inception)

	Three Months Ending September 30, 2004	Year to Date 2004	Since Inception
Revenues	$--	$--	$25,000
Expenses
Promotion	--	27,500	27,500
Depreciation	1,346	5,332	5,332
Office	188	32,803	38,705
Interest	4,953	13,750	53,831
Licensor expenses	--	--	48,915
Professional fees	10,844	74,285	138,090
Rent	3,835	3,835	8,010
Salaries	93,690	281,070	648,450
Travel	2,745	29,440	39,195

	117,601	468,015	1,008,028

Other Income
Interest	8	124	124

Net Loss	$(117,593)	$(467,891)	$(982,904)

Loss per share	$(0.00)	$(0.02)
Average shares outstanding	28,065,018	27,517,240

See accompanying notes to financial statements.

TERRA BLOCK INTERNATIONAL, INC AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Since Inception through September 30, 2004

	Preferred Stock Shares Amount		Common Stock Shares Amount		Additional Contributed Capital	Deficit Accumulated During the Development Stage	Total
May, 2002 Inception	-	$--	--	$--	$--	$--	$--
Original issue for cash
and services	-	--	10,505,000	8,001	--	--	8,001
Net Loss	-	--	--	--	--	--	--

Balance December 31, 2002	-	--	10,505,000	8,001	--	--	8,001
Merger with LL Brown
International Inc.	-	--	(504,982)	1,999	3,808	(154,243)	(148,436)
Shares issued for services	-	--	12,000,000	12,000	--	--	12,000
Shares issued for interest	-	--	965,000	965	--	--	965
Dividends paid	-	--	--	--	--	(1,000)	(1,000)
Net loss	-	--	--	--	--	(515,013)	(515,013)

Balance December 31, 2003	-	--	22,965,018	22,965	3,808	(670,256)	(643,483)
Sale of shares	-	--	3,600,000	3,600	246,400	--	250,000
Shares issued for services	-	--	1,500,000	1,500	--	--	1,500
Net loss for the quarter	-	--	--	--	--	(159,996)	(159,996)

Balance March 31, 2004	-	--	28,065,018	28,065	250,208	(830,252)	(551,979)
Net loss for the quarter	-	--	--	--	--	(190,302)	(190,302)

	-	--	28,065,018	28,065	250,208	(1,020,554)	(742,281)
Net loss for the quarter	-	--	--	--	--	(117,593)	(117,593)

Balance June 30, 2004	-	$--	28,065,018	$28,065	$250,208	$(1,138,147)	$(859,874)

See accompanying notes to financial statements.

TERRA BLOCK INTERNATIONAL, INC AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Three and Nine Months ended September 30, 2004, Year to Date 2004 and for the Period From
May 30, 2002 (Date of Inception) Through September 30, 2004 (Since Inception)

	Three Months Ending September 30, 2004	Year to Date 2004	Since Inception
Cash Flows from Operating Activities
Net Loss	$(117,593)	$(467,891)	$(982,904)
Adjustments to reconcile net loss to net
cash provided by operating activities
Depreciation and amortization	1,346	5,332	5,332
Stock for services	--	1,500	13,500
Stock for interest	--	--	965
Decrease in Start Up Costs	--	--	33,408
(Increase) in Accounts receivable	(40)	(40)	(40)
(Decrease) Increase in Accounts payable	4,167	4,082	6,648
Increase in Accrued salaries	62,690	143,270	510,650
Increase in Accrued interest	4,954	13,751	52,867

Net Cash (Used) by Operating Activities	(44,476)	(299,996)	(359,574)
Cash Flows from Investing Activities
Increase in Notes receivable	--	(10,000)	(10,000)
Purchase of Fixed assets	--	(29,893)	(29,893)
Increase in Start Up Costs	--	--	(33,408)

Net Cash (Used) by Investing Activities	--	(39,893)	(73,301)
Cash Flows from Financing Activities
Payments on Notes payable	--	(45,000)	(45,000)
Increase in Notes payable	20,000	120,000	255,000
Funds paid for Merger shell	--	--	(49,000)
Dividend paid	--	--	(1,000)
Sale of Common stock	--	250,000	258,001

Cash Flows Provided by Financing Activities	20,000	325,000	418,001

Net Increase in Cash and Cash Equivalents	(24,476)	(14,889)	(14,874)
Cash and Cash Equivalents - Beginning	9,602	15	--

Cash and Cash Equivalents - Ending	$(14,874)	$(14,874)	$(14,874)

See accompanying notes to financial statements.

TERRA BLOCK INTERNATIONAL INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2004

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
September 30, 2004

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — CONTINUED

Basis of Consolidation:

The accompanying consolidated financial statements include the accounts of Terra Block International Inc. and Terra Block Consolidated, Inc. All significant inter-company accounts and transactions, if any, have been eliminated in consolidation.

Cash and Cash Equivalents:

For the purposes of the Statement of Cash Flows, the Company considers all short-term debt securities to be cash equivalents.

Cash paid during the period for:

	Ended: September 30, 2004	Year to date 2004	Since Inception
Interest	$0	$0	$0
Income taxes	$0	$0	$0

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
September 30, 2004

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — CONTINUED

Development Stage:

The Company is classified as a development stage entity since it devotes most of its activities to establishing business and its principal activities have not yet commenced.

NOTE 2 – NOTES RECEIVABLE

On March 23, 2004 the Company lent an individual, residing in Canada, $10,000. The Company received a Promissory Note dated April 7, 2004. The note is due December 31, 2004 with accrued interest at 10%. The note is unsecured.

NOTE 3 – NOTES PAYABLE

Terra Block Consolidated, Inc.‘s Notes Payable:

On October 15, 2002 the Company entered into a loan agreement with an individual to borrow $15,000. The terms of the agreement called for the principal sum of $15,000 to be paid on or before November 15, 2002 and an additional interest amount of $15,000 to be paid on April 15, 2003. The note is unsecured. A payment of $7,500 was made on February 3, 2004. The Company is in default under this agreement. The lender has not made formal demand for payment to date. The balance due on this note at September 30, 2004 was $7,500 plus accrued interest.

On October 21, 2002 the Company entered into a loan agreement with an individual to borrow $10,000. The terms of the agreement called for the principal sum of $10,000 to be paid within 45 days, and an additional interest amount of $10,000 to be paid within 180 days. The note is unsecured. A payment of $5,000 was made on February 3, 2004. The Company is in default under this agreement. The lender has not made formal demand for payment to date. The balance due on this note at September 30, 2004 was $5,000 plus accrued interest.

On December 19, 2002 the Company entered into a loan agreement with an individual to borrow $10,000. The terms of the agreement called for the principal sum of $10,000 to be paid on or before April 15, 2003 plus interest of $2,000. In the event that the principal has not been repaid by April 30, 2003, additional interest is owed equal to $200 per month thereafter. In addition 10,000 shares of common stock will be delivered as additional consideration. The note is unsecured. In addition to the issue of common stock, a payment of $5,000 was made on February 3, 2004. The Company is in default under this agreement. The lender has not made formal demand for payment to date. The TERRA BLOCK INTERNATIONAL INC. AND SUBSIDIARY (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS September 30, 2004

NOTE 3 – NOTES PAYABLE – CONTINUED

balance due on this note at September 30, 2004 was $5,000 plus accrued interest.

On December 19, 2002 the Company entered into a loan agreement with an individual to borrow $10,000. The terms of the agreement called for the principal sum of $10,000 to be paid on or before April 15, 2003 plus interest of $2,000. In the event that the principal has not been repaid by April 30, 2003, additional interest is owed equal to $200 per month thereafter. In addition 10,000 shares of common stock will be delivered as additional consideration. The note is unsecured. In addition to the issue of common stock, a payment of $5,000 was made on February 3, 2004. The Company is in default under this agreement. The lender has not made formal demand for payment to date. The balance due on this note at September 30, 2004 was $5,000 plus accrued interest.

On December 20, 2002 the Company entered into a loan agreement with an individual to borrow $10,000. The terms of the agreement called for the principal sum of $10,000 to be paid on or before March 20, 2003 plus interest of $2,000. The note is unsecured. A payment of $5,000 was made on February 3, 2004. The Company is in default under this agreement. The lender has not made formal demand for payment to date. The balance due on this note at September 30, 2004 was $5,000 plus accrued interest.

On December 23, 2002 the Company entered into a loan agreement with an individual to borrow $5,000. The terms of the agreement called for the principal sum of $5,000 to be paid on or before April 23, 2003 plus interest of $1,000. The note is unsecured. A payment of $2,500 was made on February 3, 2004. The Company is in default under this agreement. The lender has not made formal demand for payment to date. The balance due on this note at September 30, 2004 was $2,500 plus accrued interest.

On January 15, 2003 the Company entered into a loan agreement with an individual to borrow $20,000. The terms of the agreement called for the principal sum of $20,000 to be paid on or before April 30, 2003 plus interest of $4,000. In the event that the principal has not been repaid by April 30, 2003, additional interest is owed equal to $400 per month thereafter. In addition 20,000 shares of common stock will be delivered as additional consideration. The note is unsecured. In addition to the issue of common stock, a payment of $10,000 was made on February 3, 2004. The Company is in default under this agreement. The lender has not made formal demand for payment to date. The balance on this note at September 30, 2004 was $10,000 plus accrued interest.

On March 14, 2003 the Company entered into a loan agreement with an individual to borrow $10,000. The terms of the agreement called for the principal sum of $10,000 to be paid on or before July 14, 2003 plus interest of $2,000. The note is unsecured.

TERRA BLOCK INTERNATIONAL INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2004

NOTE 3 – NOTES PAYABLE – CONTINUED

        A payment of $5,000 was made on February 3, 2004. The Company is in default under this agreement. The lender has not made formal demand for payment to date. The balance due on this note at September 30, 2004, was $5,000 plus accrued interest.

Terra Block International Inc.‘s Notes Payable:

On October 6, 2003 the Company entered into a loan agreement with an individual to borrow $20,000 at 10% interest due October 6, 2004. In addition 50,000 shares of common stock will be delivered as additional consideration. The note is unsecured. The Company has issued the common stock required under this agreement. The balance on this note at September 30, 2004 was $20,000 plus accrued interest.

On October 6, 2003 the Company entered into a loan agreement with an investment consortium to borrow $12,500 at 10% interest due October 6, 2004. In addition 200,000 shares of common stock will be delivered as additional consideration. The note is unsecured. The Company has issued the common stock required under this agreement. The balance on this note at September 30, 2004 was $12,500 plus accrued interest.

On October 6, 2003 the Company entered into a loan agreement with an individual to borrow $12,500 at 10% interest due October 6, 2004. The note is unsecured. The balance on this note at September 30, 2004 was $12,500 plus accrued interest.

On April 30, 2004 the Company entered into a loan agreement with an Investment Company to borrow $100,000 at 10% interest due December 31, 2004. The note is unsecured. The balance on this note at September 30, 2004 was $100,000 plus accrued interest.

On July 13, 2004 the Company entered into a loan agreement with an Investment Company to borrow $20,000 at 10% interest due January 15, 2005. The note is unsecured. The balance on this note at September 30, 2004 was $20,000 plus accrued interest.

NOTE 4 – STOCKHOLDERS’ EQUITY

Preferred Stock:

At September 30, 2004 the Company had 10,000,000 shares authorized of convertible preferred stock with a par value 0f $0.001 per share. Additional terms and conditions of the stock are to be set by the board of directors of the Company at the time of issue. There were no shares outstanding at September 30, 2004.

TERRA BLOCK INTERNATIONAL INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2004

NOTE 4 – STOCKHOLDERS’ EQUITY-CONTINUED

Common Stock:

At September 30, 2004 the Company had 100,000,000 shares authorized common stock with a par value of $0.001 per share. There were 29,315,018 shares outstanding at September 30, 2004.

NOTE 5 – COMMITMENTS

The Company rents its present shared office space on a month to month basis. The Company expects to continue on that basis in 2004. Rent expense through September 30, 2004 was $3,835. The other entity in the space paid all rents during the quarter and requested no reimbursement from the Company.

NOTE 6 – RELATED PARTIES

The Company owed its officers who are also shareholders $510,650 in accrued wages at September 30, 2004. There are no other amounts due to or from these shareholder officers. The Company entered into employment agreements with its three officers. The agreements are identical. The agreements are for three years, call for annual wages of $120,000 each, with an annual inflation adjustment. The agreements also provide for twelve paid holidays, seven paid personal days and fifteen paid vacation days annually. In addition the Company is to provide $500,000 of group live insurance for each officer, at no cost. As of September 30, 2004 the Company has not provided the life insurance coverage.

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

GENERAL

Terra Block International, Inc., a Nevada Corporation, (the “Company” or “Terra Block”) was formerly L.L. Brown International, Inc. (“L.L. Brown”). L.L. Brown was originally incorporated as Smart Industries, Inc. on February 19, 1997. On February 14, 2003, L.L. Brown entered into a Share Exchange Agreement with Terra Block Consolidated, Inc. (“Consolidated” or “TBCI”). The Agreement provides for 100% of the shares of Consolidated to be acquired by L.L. Brown in exchange for shares of common stock of L.L. Brown; for the establishment of anew Board of Directors consisting of Consolidated directors; and a change of the name of the company to Terra Block International, Inc., with total issued and outstanding shares of the Company immediately after the closing of 10,000,018.The Company’s former subsidiary, LLBA has been spun off, leaving Terra Block Consolidated, Inc. as the sole operating subsidiary of the Company after effecting the Agreement. The Company currently trades on the OTC Bulletin Board under the symbol TBLK.

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

The Terra Block System features a machine that manufactures building blocks (12“x10“x3.5”) using common soil as the raw material. This is accomplished by compacting the soil at up to 460,000lbs. of hydraulic pressure to form a rock hard block.

The blocks are flat, parallel and perpendicular to within five thousandths of an inch (.005”). Each block is rock solid and will not crumble or disintegrate. Traditionally, earth blocks are formed using straw as glue and then sun baking for 28 days i.e. adobe technology. Using Terra Block technology cuts the time to 15 seconds and no additives are usually required.

The blocks are quick to manufacture, durable, low maintenance, require no additives, they are energy efficient and inexpensive (average cost is$0.12/each) and walls constructed using the Terra Block System can be built without mortar and the blocks can be dry stacked without sacrificing structural integrity. The Terra Block System has been used all over the world (Russia, Africa, Far East, Latin America, Saudi Arabia, South Africa, United States (among other locations) to construct houses, schools, churches and commercial facilities.

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

PATENTS

In June 2002, Terra Block Consolidated, Inc. entered into an exclusive licensing agreement with TBI. As part of that agreement, Terra Block Consolidated, Inc. was granted the exclusive right to make, have made, use and sell the Terra Block Duplex and TECSTOR represented by patent numbers 4,569,649 and 4,875,805respectively and the Terra 250 – Compact earth block machine, Sidewinder 500 —Mid-size earth block machine, TECSTOR (poured concrete), Manufactured grooves in earth blocks, Soil Dryer (Dehydrator), TECSTOR (Rammed earth walls), TECSTOR (Earth in filled concrete walls) and Soil Mixer represented by invention disclosure numbers 454,813,457,060, 456,531, 454,814, 456,529, 456,532, 454,812and 456,530 respectively. The license is valid until terminated by The Company with 30 days advance written notice to TBI or by TBI if The Company materially breaches the licensing agreement. Under the agreement, The Company has the exclusive right to buy the licensed patent rights for $10,000,000.

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

Since the Company was acquired by L.L. Brown International, Inc. in February of 2003,the Company has derived nominal revenue and has suffered a loss from operations and has been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations. During the three months ended June 30, 2004, the Company reported a net loss of $ 190,302.

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

The Company anticipates continuing development of projects currently underway in Guatemala and plans to expand into additional geographical markets. During the third quarter of 2004the Company completed construction on its model home for evaluation and demonstration on the site of “The Villas at San Reymundo” outside of Guatemala City, CA. In addition, the Company has plans to build up to five TECSTOR facilities in Guatemala. The Company also plans on continuing to sell licenses for different geographic areas. The origination and continuation of these projects is contingent upon securing adequate financing.

Our plan of operation calls for additional capital to facilitate growth and supportlong-term development and marketing programs. It is likely that we will seek additional financing through subsequent future public or private sales of our securities, including equity securities, borrowing, or other sources of third party financing. Further, the sale of equity securities would substantially dilute our existing stockholders’ interests, and borrowings from third parties could result in our assets being pledged as collateral. Loan terms, which would increase our debt service requirements, could restrict our operations. There is no assurance that we can obtain financing on favorable terms. Any such additional financing may result in significant dilution to existing stockholders. We may also seek funding for the development and marketing of our services through strategic partnerships and other arrangements with investment partners. There can be no assurance, however, that such collaborative arrangements or additional funds will be available when needed, or on terms acceptable to us, if at all. If adequate funds are not available, we may be required to curtail one or more of our future programs.

FORWARD-LOOKING INFORMATION

The statements contained herein and other information contained in this report maybe based, in part, on management’s estimates, projections, plans and judgments. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. In this report, the words “anticipates”, “believes”, “expects”, “intends”, “future”, “plans”, “targets” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on the forward-looking statements contained herein. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date hereof. Additionally, these statements are based on certain assumptions that may prove to be erroneous and are subject to certain risks including, but not limited to, The Company’s dependence on limited cash resources, its dependence on certain key personnel within the Company, and its ability to raise additional capital. The Company’s ability to generate long-term value for the common stockholder is dependent upon the utilizing the Terra Block process. There are many companies participating in the building industry, many with resources greater than the Company. Greater competition for profitable operations can increase prices and make it more difficult to develop project at reasonable multiples of cash flow. The Company believes that it will be able to compete in this environment and will be able to find attractive investments; however, it is not possible to predict competition or the effect this will have on the Company’s operations. The Company’s operations are also significantly affected by factors, which are outside the control of the Company, including the environmental and governmental regulations, as well as weather in the area of the Company’s operations. Accordingly, actual results may differ, possibly materially, from the predictions contained herein.

Item 3. Evaluation of Disclosure Controls and Procedures

Gregory A. Pitner, President, has concluded that our disclosure controls and procedures are appropriate and effective. He has evaluated these controls and procedures as of a date within 90 days of the filing date of this report on Form 10-QSB.There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Item 2. Changes in Securities

None

Item 6 —Exhibits and Reports on Form 8-K

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

Date: November 15, 2004

TERRA BLOCK INTERNATIONAL, INC. BY: /s/ Gregory A. Pitner Gregory A. Pitner CEO and Chairman