Form 10KSB
period 2004-12-31
TERRA BLOCK INTERNATIONAL
filed 2005-04-15
CIK 1103719

UNITED STATES
SECURITES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended December 31, 2004

Commission File #000-31935

EARTHBLOCK TECHNOLOGIES, INC.
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
Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

Revenues for year ended December 31, 2004: $0.00. Aggregate market value of the voting common stock held by non-affiliates of the registrant as of April 12, 2005, was: $942,398. Number of shares of the registrant’s common stock outstanding as of April 12, 2005 was 40,815,018.

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

PART I

      ITEM 1. DESCRIPTION OF BUSINESS

EarthBlock Technologies, Inc. a Nevada Corporation was formerly Terra Block International, Inc., having been renamed effective February 11, 2005, (the “Company” or “EarthBlock”) was formerly L.L. Brown International, Inc. (“L.L. Brown”). L.L. Brown was originally incorporated as Smart Industries, Inc. on February 19, 1997. On February 14, 2003, L.L. Brown entered into a Share Exchange Agreement with Terra Block Consolidated. The Agreement provides for 100% of the shares of Terra Block Consolidated to be acquired by L.L. Brown in exchange for shares of common stock of L.L. Brown; for the establishment of a new Board of Directors consisting of Terra Block Consolidated directors; and, with total issued and outstanding common shares of the Company immediately after the closing of 10,000,000. The Company’s former subsidiary, LLBA has been spun off, leaving Terra Block Consolidated as the sole operating subsidiary of the Company after effecting the Agreement.

INTRODUCTION

EarthBlock Technologies, Inc. uses compressed earth blocks in its building system to construct a variety of structures both commercial and residential, including warehouses, office buildings, outbuildings, retail stores, various types of walls and residences from expensive custom homes to low income housing.

The construction method is simple; utilizing properly mixed soil compressed into dense, non-fired, uniform building blocks at the building site. The blocks don’t require curing and are stacked on a proper foundation using thin slurry between each layer. A comprehensive bonding takes place between the blocks and results in a block-to-block bond, not a block-to-mortar bond as in concrete hollow block construction. This comprehensive bonding results in a monolithic structure and a block-to-block strength with very high shearing strength. Completed walls require a concrete bond beam on top before the roofing system of choice is installed. Completed walls receive a stucco finish. The system is fast, a single machine can produce over 3,800 blocks per day and wall construction can be completed with unskilled labor.

The blocks are strong having compressive strength between 1,000 – 1,600 psi without any additives. Building codes in the United States require a non-fired block to have a compressive strength of 300 psi.

The Company’s goal is to become the leading provider of durable, structurally sound, low cost, and environmentally friendly, residential and commercial buildings in the world.

COMPRESSED EARTH BLOCK CONSTRUCTION

The Company’s building system makes possible the large-scale construction of low cost, affordable, energy-efficient homes as well as a variety of commercial structures. EarthBlock’s suppliers have perfected machines that convert our most abundant raw material (common soil) into one of our most needed building components. These portable machines convert ordinary soil on a building site, into rock-hard, durable blocks, used in construction. The machine can be towed to a site by a normal pick-up truck or SUV. It takes the dirt, which is already there in abundance and converts it into strong, stable building blocks. There is no material cost and no freight expense. The system utilizes low skilled labor to construct the walls and it’s fast as the blocks do not require curing.

The Company uses these blocks to build structures that have the following characteristics:

-	The raw material - dirt - is readily available at the job site.

-	No expensive additives required

-	Skilled labor is not required for construction. Blocks are simply plumbed and stacked which reduces labor cost significantly.

-	Excellent thermal performance, reducing heating and cooling costs.

-	Low maintenance.

-	Long lasting and durable.

-	Non-toxic- materials are completely natural and don't out-gas toxic chemicals.

-	Sound resistant

-	Fire resistant - earthen walls don't burn.

-	Insect resistant – the walls are solid and very dense, discouraging insects.

-	Very strong – highly resistant to extreme wind conditions as found in hurricanes and tornadoes.

-	The monolithic walls and concrete bond beam create a structure very resistant to earthquakes.

CERTAIN RISK FACTORS

GOING CONCERN RISK

We have had and could have losses, deficits and deficiencies in liquidity, which could impair our ability to continue as a going concern.

In Note # 6 to our consolidated financial statements, our independent auditors have indicated that certain factors raise substantial doubt about our ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon generating sufficient cash flow to conduct operations and obtaining additional capital and financing. Any financing activity is likely to result in significant dilution to current shareholders.

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

INTERNATIONAL

Foreign sales are expected to account for a portion of sales and revenue. Sales of products and services obtained outside the United States are typically negotiated, invoiced and paid in local currency. Changes in exchange rates may also adversely affect the ability of customers to purchase the Company’s products. Economic instability may have an adverse effect on the Company’s foreign sales. In addition, the Company’s international business strategy may require it to make significant investments outside of the United States.

RECENT FINANCING

In 2004, EarthBlock received $120,000 in loans and $315,000 in equity financing. The loans have various due dates and interest rates. The loans were from two separate Investment Companies each having different due dates and interest rates. Both of the loans are in payment default. Gary S. Barker, a director of the Company, is an affiliate of one of the Investment Companies.

EMPLOYEES

As of April 12, 2005, EarthBlock has 3 full-time employees and 0 part-time employees, including executive officers, non- executive officers, secretarial and clerical personnel and field personnel. EarthBlock also retains independent consultants and administrative assistance on a limited basis and expects to continue to do so in the future.

Michael A. Gross, Chief Operating Officer and Director, resigned effective January 10, 2005.

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

None

      ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

      ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of December 31, 2004, EarthBlock had 39,615,018 shares of common stock outstanding and had approximately 165 stockholders of record.

The bid price of our common stock was $0.027 per share on April 12, 2005.

OUR TRANSFER AGENT AS OF APRIL 12, 2005 IS:

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

GENERAL

EarthBlock Technologies, Inc. a Nevada Corporation was formerly Terra Block International, Inc., having been renamed effective February 11, 2005, (the “Company” or “EarthBlock”) was formerly L.L. Brown International, Inc. (“L.L. Brown”). L.L. Brown was originally incorporated as Smart Industries, Inc. on February 19, 1997. On February 14, 2003, L.L. Brown entered into a Share Exchange Agreement with Terra Block Consolidated. The Agreement provides for 100% of the shares of Terra Block Consolidated to be acquired by L.L. Brown in exchange for shares of common stock of L.L. Brown; for the establishment of a new Board of Directors consisting of Terra Block Consolidated directors; and, with total issued and outstanding common shares of the Company immediately after the closing of 10,000,000. The Company’s former subsidiary, LLBA has been spun off, leaving Terra Block Consolidated as the sole operating subsidiary of the Company after effecting the Agreement. The Company currently trades on the OTC Bulletin Board under the symbol EBLC.

EarthBlock Technologies, Inc. engages in the application of technologically advanced building products and technologies for earthen construction. Earth Block uses machinery from a variety of manufactures to manufacture Compressed Earth Blocks for construction. The Company’s machines manufacture building blocks of various sizes using common soil as the only raw material. This is accomplished by compacting the soil at up to 460,000 lbs. of hydraulic pressure to form a rock hard block.

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

RESULTS OF OPERATIONS

During fiscal 2004, the Company had total revenues of $0. The Company was successful in securing $435,000 of working capital from several sources.

The Company continues to search for a joint venture partner to begin its first housing foreign development.

The Company acquired the assets of Alamo Adobe Company for 2,250,000 common shares on January 21, 2005.

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

2005 OUTLOOK

During 2005 The Company is planning on expanding development in its housing construction business segments:

-   Housing Development and Construction: The Company is working toward developments both domestically and abroad to capitalize on its unique construction and building system.

      ITEM 7. FINANCIAL STATEMENTS

The financial statements of the company are set forth beginning on page F-1.

      ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT The directors and officers of the Company, as of April 12, 2005, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. The officers serve at the will of the Board of Directors.

DIRECTORS AND EXECUTIVE OFFICERS

Set forth below are the names, ages, and positions of the executive officers and directors of the Company

Name	Age	Position(s) with Company
Gregory A. Pitner	41	Chairman, President and CEO
James E. Hines	48	CFO, Vice-President and Director
Christopher Cole	43	COO
Gary S. Barker	48	Director

GREGORY A. PITNER, PRESIDENT, CHIEF EXECUTIVE OFFICER AND CHAIRMAN

Before accepting his position with EarthBlock, Mr. Pitner was formerly President/CEO of Vector Capital Group, Inc. a Cincinnati, OH based investment banking and consulting firm. Vector Capital Group, Inc. has experience and expertise in a broad spectrum of investment banking and consulting services, including: corporate finance, start-up consulting, executive management, capital structure, mergers and acquisitions, bankruptcy and workout management, cash flow management and turn-around investing.

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

Mr. Hines received a Bachelor of Science Degree, specializing in Finance from Huntington College, Huntington, Indiana.

GARY S. BARKER, DIRECTOR

Gary S. Barker joined EarthBlock as a Director in October, 2004.

Mr. Barker has been involved in the oil and gas industry for the past 25 years. Early in his career, he worked as a landman for several oil and gas companies before becoming an independent oil and gas operator in 1990. While forming his own company, Mr. Barker gained experience in obtaining and securing financing for the acquisitions of oil and gas properties. His responsibilities included management control, acquisition negotiations, and deal structure.

Mr. Barker is currently a partner in Barker Brown Investments, LLC in Midland, Texas. Barker Brown Investments, LLC owns and operates over 250 oil and gas wells in Texas.

Mr. Barker is a member of the Texas Alliance of Energy Producers, New Mexico Landmen’s Association, Permian Basin Landmen’s Association, and American Association of Professional Landmen.

Mr. Barker graduated from the University of New Mexico with a Bachelor of University Studies Degree in Geography.

CHRISTOPHER COLE, CHIEF OPERATIONS OFFICER

Mr. Cole joined EarthBlock Technologies, Inc. in February, 2005 as its Chief Operations Officer upon selling his company, Alamo Adobe to EarthBlock Technologies. He has been involved in construction and real estate development for over twenty two years. He has successfully completed real estate developments in New Mexico, Texas and Honduras.

Mr. Cole studied Urban Planning and Development at the University of Arizona and later business administration at the University of New Mexico.

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

Name and Post	Year	Annual Comp Salary (1)	Annual Comp Bonus ($)	Annual Comp Other	LT Comp Rest Stock	LT Comp Options	LTIP Payouts	All Other (1)
Gregory A	2002	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Pitner	2003	-0-	-0-	-0-	-0-	-0-	-0-	-0-
President	2004	30,000	-0-	-0-	-0-	-0-	-0-	-0-
James E	2002	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Hines	2003	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Vice President	2004	30,000	-0-	-0-	-0-	-0-	-0-	-0-
Michael A	2002	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Gross	2003	-0-	-0-	-0-	-0-	-0-	-0-	-0-
COO	2004	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1)     All other compensation includes certain health and life insurance benefits paid by the Company on behalf of its employees.

EMPLOYMENT AGREEMENTS

During 2003, the Company entered into employment agreements with Messrs. Pitner, Gross and Hines which provide for three year terms, an agreed upon annual salary, benefits, and provisions concerning termination of employment upon sale or change of control of the Company. Mr. Gross resigned from the Company effective January 10, 2005.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of April 12, 2005, regarding the ownership of the Company’s Common Stock by each shareholder known by the Company to be the beneficial owner of more than five percent (5%) of its outstanding shares of Common Stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the share of Common Stock beneficially owned.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Owner	Percent of Class
Gregory A. Pitner (1)	Common	2,955,702	7.2%
James E. Hines (1)	Common	2,955,702	7.2%
Michael A. Gross (2)	Common	2,000,000	4.9%
All Executive Officers and
Directors as a Group
(Three (3) persons)	Common	7,911,404	19.4%
Craig Kaufman	Common	4,229,972	10.4%
Pablo Roemers	Common	3,600,000	8.8%
Terra Block, Inc.	Common	2,229,972	5.5%
Prendiville Revocable Trust	Common	5,000,000	12.2%

(1)	The address for each of the above is c/o EarthBlock Technologies, Inc. 2637 Erie Avenue, Suite 207 Cincinnati, OH 45208.

(2)	Mr. Gross resigned as Chief Operations Officer effective January 10, 2005.

      ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

At December 31, 2004 the Company had a note payable to Dorothy L. Pitner, a shareholder of EarthBlock Technologies, Inc. and mother of Gregory A. Pitner in the amount of $5,000.

At December 31, 2004 the Company had a note payable to Barker, Brown Investments, LLC. in the amount of $20,000. Gary S. Barker, a Director of EarthBlock Technologies, Inc. is an affiliate of Barker, Brown Investments.

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

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the undersigned has duly caused this Form 10-KSB to be signed on its behalf by the undersigned, there unto duly authorized, in the City of Cincinnati, Ohio, on April 15, 2005.

EARTHBLOCK TECHNOLOGIES, INC. BY: /S/ Gregory A. Pitner —————————————— Gregory A. Pitner President, CEO and Chairman BY: /S/ James E. Hines —————————————— James E. Hines Vice-President, CFO and Director

Pursuant to the requirements of the Securities Exchange Act of 1933, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

April 15, 2005 April 15, 2005	EARTHBLOCK TECHNOLOGIES, INC. BY: /S/ Gregory A. Pitner —————————————— Gregory A. Pitner President, CEO and Chairman BY: /S/ James E. Hines —————————————— James E. Hines Vice-President, CFO and Director

EARTHBLOCK TECHNOLOGIES, INC.
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

Report of Independent Registered Public Accounting Firm

EarthBlock Technologies, Inc. and Subsidiary
(Formerly Terra Block International, Inc. and Subsidiary)
(A Development Stage Company)
Cincinnati, Ohio

We have audited the accompanying balance sheets of EarthBlock Technologies and Subsidiary, (formerly Terra Block International, Inc and Subsidiary), (A Development Stage Company) as of December 31, 2004 and 2003, and the related statements of income, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The Company has not generated significant revenues or profits to date. This factor among others may indicate the Company will be unable to continue as a going concern. The Company’s continuation as a going concern depends upon its ability to generate sufficient cash flow to conduct its operations and its ability to obtain additional sources of capital and financing. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2004 and 2003, and the results of its operations and it cash flows for each of the two years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting standards.

Pollard-Kelley Auditing Services, Inc. BY: /S/ Pollard-Kelley Auditing Services, Inc. —————————————— Pollard-Kelley Auditing Services, Inc. Fairlawn, Ohio February 11, 2005

EarthBlock Technologies, Inc. and Subsidiary
(Formerly TERRA BLOCK INTERNATIONAL INC. AND SUBSIDIARY)
(A Development Stage Company)

CONSOLIDATED BALANCE SHEET
December 31, 2004 and 2003

	2004	2003
ASSETS
Current Assets
Cash and cash equivalents	$8,360	$15
Total Current Assets	8,360	15

Fixed Assets
Computers	9,099	--
Less: Accumulated depreciation	(910)	--

	8,189	--

Total Assets	$16,549	$15

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Notes payable	$210,000	$135,000
Accounts payable	102,410	102,002
Accrued salaries	597,440	367,380
Accrued interest	60,875	39,116

Total Current Liabilities	970,725	643,498
Stockholders' Equity
Preferred stock	--	--
Common stock	40,815	22,965
Additional contributed capital	379,008	3,808
Deficit accumulated during the
development stage	(1,298,999)	(670,256)

Subscriptions receivable	(75,000)	--

	(954,176)	(643,483)

Total Liabilities and Stockholders' Equity	$16,549	$15

See accompanying notes to financial statements.

EarthBlock Technologies, Inc. and Subsidiary
(Formerly TERRA BLOCK INTERNATIONAL INC. AND SUBSIDIARY)
(A Development Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS
For the years ended December 31, 2004 and 2003, and Since Inception

	2004	2003	Since Inception
Revenues	$--	$25,000	$25,000
Expenses
Office	46,983	5,902	52,885
Depreciation	910	--	910
Interest	21,758	40,081	61,839
Licensor expenses	32,113	48,915	81,028
Professional fees	81,851	63,805	145,656
Rent	7,845	4,175	12,020
Salaries	404,760	367,380	772,140
Travel	32,523	9,755	42,278

	628,743	540,013	1,168,756

Net Loss	$(628,743)	$(515,013)	$(1,143,756)

Loss per share	$(0.02)
Average shares outstanding	26,292,518

See accompanying notes to financial statements.

EarthBlock Technologies, Inc. and Subsidiary
(Formerly TERRA BLOCK INTERNATIONAL INC. AND SUBSIDIARY)
(A Development Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
Since Inception through December 31, 2004

	Preferred Stock		Common Stock		Additional Contributed	Deficit Accumulated During the Development	Stock Subscription
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Total
May, 2002 Inception	-	$--	--	$--	$--	$--	$--	$--
Original issue for cash
and services	-	--	10,505,000	8,001	--	--	--	8,001
Net Loss	-	--	--	--	--	--	--	--

Balance December 31, 2002	-	--	10,505,000	8,001	--	--	--	8,001
Merger with LL Brown
International Inc.	-	--	(504,982)	1,999	3,808	(154,243)	--	(148,436)
Shares issued for services	-	--	12,000,000	12,000	--	--	--	12,000
Shares issued for interest	-	--	965,000	965	--	--	--	965
Dividends paid	-	--	--	--	--	(1,000)	--	(1,000)
Net loss	-	--	--	--	--	(515,013)	--	(515,013)

Balance December 31, 2003	-	--	22,965,018	22,965	3,808	(670,256)	--	(643,483)
Shares issued for services	-	--	3,050,000	3,050	--	--	--	3,050
Share sales	-	--	14,800,000	14,800	375,200	--	(75,000)	315,000
Net Loss	-	--	--	--	--	(628,743)	--	(628,743)

	-	$--	40,815,018	$40,815	$379,008	$(1,298,999)	$(75,000)	$(954,176)

See accompanying notes to financial statements.

EarthBlock Technologies, Inc. and Subsidiary
(Formerly TERRA BLOCK INTERNATIONAL INC. AND SUBSIDIARY)
(A Development Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS
For the years ended December 31, 2004 and 2003, and Since Inception

	2003	2003	Since Inception
Cash Flows from Operating Activities
Net Loss	$(628,743)	$(515,013)	$(1,143,756)
Adjustments to reconcile net loss to net
cash provided by operating activities
Depreciation and amortization	910	--	910
Stock for services	3,050	12,000	15,050
Stock for interest	--	965	965
Decrease in Start Up Costs	--	33,408	33,408
Increase in Accounts payable	408	2,566	2,974
Increase in Accrued salaries	230,060	367,380	597,440
Increase in Accrued interest	21,759	39,116	60,875

Net Cash (Used) by Operating Activities	(372,556)	(59,578)	(432,134)
Cash Flows from Investing Activities
Increase in Start Up Costs	--	--	(33,408)
Purchase of fixed assets	(9,099)	--	(9,099)
Subscriptions receivable	(75,000)	--	(75,000)

Net Cash (Used) by Investing Activities	(84,099)	--	(117,507)
Cash Flows from Financing Activities
Increase in Notes payable	75,000	100,000	210,000
Funds paid for Merger shell	--	(49,000)	(49,000)
Dividend paid	--	(1,000)	(1,000)
Sale of Common stock	390,000	--	398,001

Cash Flows Provided by Financing Activities	465,000	50,000	558,001

Net Increase in Cash and Cash Equivalents	8,345	(9,578)	8,360
Cash and Cash Equivalents - Beginning	15	9,593	--

Cash and Cash Equivalents - Ending	$8,360	$15	$8,360

See accompanying notes to financial statements.

EarthBlock Technologies, Inc. and Subsidiary
(Formerly TERRA BLOCK INTERNATIONAL INC. AND SUBSIDIARY)
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
December 31, 2004

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

Terra Block Consolidated, Inc. was incorporated in Nevada on May 30, 2002 and engages in the manufacture, distribution and application of technologically advanced building products through a licensing arrangement with Terra Block, Inc. Terra Block Consolidated, Inc. has the exclusive right to make, have made, use and sell Terra Block, Inc.‘s products anywhere in the world. Terra Block, Inc. is a related party of Terra Block International, Inc. as a shareholder. The license agreements provides Terra Block Consolidated, Inc. the rights to all patented technologies, trade secret materials, copyrights, trademarks and all intellectual property of Terra Block Inc. The license is valid until terminated by Terra Block Consolidated, Inc. with 30 days advance written notice to Terra Block, Inc. or by Terra Block, Inc. if there is a material breach of the licensing agreement by Terra Block Consolidated, Inc. Under this agreement, Terra Block Consolidated, Inc. has the exclusive right to buy the license patent rights for $10,000,000. This agreement was terminated January 10, 2005.

On January 21, 2004, the Company entered into a Stock Purchase Agreement with an individual to sell 3,600,000 shares of common stock for $250,000. The purchaser also, is to receive redeemable common stock purchase warrants to acquire 1,000,000 shares of common stock at an exercise price of $.10 per share until January 20, 2009. In addition, 1,500,000 shares of common stock were issued as a commission in connection with this stock sale.

EarthBlock Technologies, Inc. and Subsidiary
(Formerly TERRA BLOCK INTERNATIONAL INC. AND SUBSIDIARY)
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
December 31, 2004

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — CONTINUED

On August 10, 2004, the Company issued 1,250,000 shares of common stock as compensation. The shares were valued at par value.

On October 4, 2004, the Company issued 300,000 shares of common stock as prepaid interest. The shares were valued at par value.

On October 29 and December 16, 2004, the Company entered into two stock subscription agreements with the same party. The agreements sold 10,000,000 shares of common stock at $125,000. At December 31, 2004, there is still $75,000 due the Company from this transaction.

On December 16, 2004, the Company sold 1,200,000 shares of common stock for $15,000.

On February 11, 2005, the Company changed it name to EarthBlock Technologies, Inc.

Basis of Consolidation:

The accompanying consolidated financial statements include the accounts of Terra Block International Inc. and Terra Block Consolidated, Inc. All significant inter-company accounts and transactions, if any, have been eliminated in consolidation.

Cash and Cash Equivalents:

For the purposes of the Statement of Cash Flows, the Company considers all short-term debt securities to be cash equivalents.

Cash paid during the period for:

	2004	2003	Since Inception
Interest	$0	$0	$0
Income taxes	$0	$0	$0

Income Taxes:

The Company accounts for income taxes under a method, which requires a company to recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in a company’s financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the

EarthBlock Technologies, Inc. and Subsidiary
(Formerly TERRA BLOCK INTERNATIONAL INC. AND SUBSIDIARY)
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
December 31, 2004

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — CONTINUED

difference between the financial statements carrying amounts and tax basis of assets and liabilities using enacted tax rates. The Company presently prepares its tax return on the cash basis and its financial statements on the accrual basis. No deferred tax assets or liabilities have been recognized at this time, since the Company has shown losses for both tax and financial reporting. The Company’s net operating loss carry forward at December 31, 2004 is approximately $1,125,000.

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

NOTE 2 – NOTES PAYABLE

Terra Block Consolidated, Inc.‘s Notes Payable:

On October 15, 2002 the Company entered into a loan agreement with an individual to borrow $15,000. The terms of the agreement called for the principal sum of $15,000 to be paid on or before November 15, 2002 and an additional interest amount of $15,000 to be paid on April 15, 2003. The note is unsecured. A payment of $7,500 was made on February 3, 2004. The Company is in default under this agreement. The lender has not made formal demand for payment to date. The balance due on this note at December 31, 2004 was $7,500 plus accrued interest.

On October 21, 2002 the Company entered into a loan agreement with an individual to borrow $10,000. The terms of the agreement called for the principal sum of $10,000 to be paid within 45 days, and an additional interest amount of $10,000 to be paid within 180 days. The note is unsecured. A payment of $5,000 was made on February 3, 2004. The Company is in default under this agreement. The lender has not made formal demand for payment to date. The balance due on this note at December 31, 2004 was $5,000 plus accrued interest.

EarthBlock Technologies, Inc. and Subsidiary
(Formerly TERRA BLOCK INTERNATIONAL INC. AND SUBSIDIARY)
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
December 31, 2004

NOTE 2 – NOTES PAYABLE – CONTINUED

On December 19, 2002 the Company entered into a loan agreement with an individual to borrow $10,000. The terms of the agreement called for the principal sum of $10,000 to be paid on or before April 15, 2003 plus interest of $2,000. In the event that the principal has not been repaid by April 30, 2003, additional interest is owed equal to $200 per month thereafter. In addition 10,000 shares of common stock will be delivered as additional consideration. The note is unsecured. In addition to the issue of common stock, a payment of $5,000 was made on February 3, 2004. The Company is in default under this agreement. The lender has not made formal demand for payment to date. The balance due on this note at December 31, 2004 was $5,000 plus accrued interest.

On December 19, 2002 the Company entered into a loan agreement with an individual to borrow $10,000. The terms of the agreement called for the principal sum of $10,000 to be paid on or before April 15, 2003 plus interest of $2,000. In the event that the principal has not been repaid by April 30, 2003, additional interest is owed equal to $200 per month thereafter. In addition 10,000 shares of common stock will be delivered as additional consideration. The note is unsecured. In addition to the issue of common stock, a payment of $5,000 was made on February 3, 2004. The Company is in default under this agreement. The lender has not made formal demand for payment to date. The balance due on this note at December 31, 2004 was $5,000 plus accrued interest.

On December 20, 2002 the Company entered into a loan agreement with an individual to borrow $10,000. The terms of the agreement called for the principal sum of $10,000 to be paid on or before March 20, 2003 plus interest of $2,000. The note is unsecured. A payment of $5,000 was made on February 3, 2004. The Company is in default under this agreement. The lender has not made formal demand for payment to date. The balance due on this note at December 31, 2004 was $5,000 plus accrued interest.

On December 23, 2002 the Company entered into a loan agreement with an individual to borrow $5,000. The terms of the agreement called for the principal sum of $5,000 to be paid on or before April 23, 2003 plus interest of $1,000. The note is unsecured. A payment of $2,500 was made on February 3, 2004. The Company is in default under this agreement. The lender has not made formal demand for payment to date. The balance due on this note at December 31, 2004 was $2,500 plus accrued interest.

On January 15, 2003 the Company entered into a loan agreement with an individual to borrow $20,000. The terms of the agreement called for the principal sum of $20,000 to be paid on or before April 30, 2003 plus interest of $4,000. In the event that the

EarthBlock Technologies, Inc. and Subsidiary
(Formerly TERRA BLOCK INTERNATIONAL INC. AND SUBSIDIARY)
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
December 31, 2004

NOTE 2 – NOTES PAYABLE – CONTINUED

principal has not been repaid by April 30, 2003, additional interest is owed equal to $400 per month thereafter. In addition 20,000 shares of common stock will be delivered as additional consideration. The note is unsecured. In addition to the issue of common stock, a payment of $10,000 was made on February 3, 2004. The Company is in default under this agreement. The lender has not made formal demand for payment to date. The balance on this note at December 31, 2004 was $10,000 plus accrued interest.

On March 14, 2003 the Company entered into a loan agreement with an individual to borrow $10,000. The terms of the agreement called for the principal sum of $10,000 to be paid on or before July 14, 2003 plus interest of $2,000. The note is unsecured. A payment of $5,000 was made on February 3, 2004. The Company is in default under this agreement. The lender has not made formal demand for payment to date. The balance due on this note at December 31, 2004, was $5,000 plus accrued interest.

Terra Block International Inc.‘s Notes Payable:

On October 6, 2003 the Company entered into a loan agreement with an individual to borrow $20,000 at 10% interest due October 6, 2004. In addition 50,000 shares of common stock will be delivered as additional consideration. The note is unsecured. The Company has issued the common stock required under this agreement. The balance on this note at December 31, 2004 was $20,000 plus accrued interest.

On October 6, 2003 the Company entered into a loan agreement with an investment consortium to borrow $12,500 at 10% interest due October 6, 2004. In addition 200,000 shares of common stock will be delivered as additional consideration. The note is unsecured. The Company has issued the common stock required under this agreement. The balance on this note at December 31, 2004 was $12,500 plus accrued interest.

On October 6, 2003 the Company entered into a loan agreement with an individual to borrow $12,500 at 10% interest due October 6, 2004. The note is unsecured. The balance on this note at December 31, 2004 was $12,500 plus accrued interest.

On April 30, 2004 the Company entered into a loan agreement with an Investment Company to borrow $100,000 at 10% interest due December 31, 2004. The note is unsecured. The balance on this note at December 31, 2004 was $100,000 plus accrued interest.

EarthBlock Technologies, Inc. and Subsidiary
(Formerly TERRA BLOCK INTERNATIONAL INC. AND SUBSIDIARY)
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
December 31, 2004

NOTE 2 – NOTES PAYABLE – CONTINUED

On July 13, 2004 the Company entered into a loan agreement with an Investment Company to borrow $20,000 at 10% interest due January 15, 2005. The note is unsecured. The balance on this note at December 31, 2004 was $20,000 plus accrued interest.

NOTE 3 – STOCKHOLDERS’ EQUITY

Preferred Stock:

At September 30, 2004 the Company had 10,000,000 shares authorized of convertible preferred stock with a par value 0f $0.001 per share. Additional terms and conditions of the stock are to be set by the board of directors of the Company at the time of issue. There were no shares outstanding at December 31, 2004.

Common Stock:

At December 31, 2004 the Company had 100,000,000 shares authorized common stock with a par value of $0.001 per share. There were 40,815,018 shares outstanding at December 31, 2004.

NOTE 4 – COMMITMENTS

The Company rents its present shared office space on a month to month basis. The Company expects to continue on that basis in 2004. Rent expense through December 31, 2004 was $7,845.

NOTE 5 – RELATED PARTIES

The Company owed its officers who are also shareholders $597,440 in accrued wages at December 31, 2004. There are no other amounts due to or from these shareholder officers. The Company entered into employment agreements with its three officers. The agreements are identical. The agreements are for three years, call for annual wages of $120,000 each, with an annual inflation adjustment. The agreements also provide for twelve paid holidays, seven paid personal days and fifteen paid vacation days annually. In addition the Company is to provide $500,000 of group live insurance for each officer, at no cost. As of December 31, 2004 the Company has not provided the life insurance coverage.

EarthBlock Technologies, Inc. and Subsidiary
(Formerly TERRA BLOCK INTERNATIONAL INC. AND SUBSIDIARY)
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
December 31, 2004

NOTE 6 – GOING CONCERN

The Company has not generated significant revenues or profits to date. This factor among others including the notes payable defaults, may indicate the Company will be unable to continue as a going concern. The Company’s continuation as a going concern depends upon its ability to generate sufficient cash flow to conduct its operations and its ability to obtain additional sources of capital and financing. The accompanying consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.