Form 10QSB
period 2005-03-31
TERRA BLOCK INTERNATIONAL
filed 2005-05-16
CIK 1103719

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2005

Commission File #000-31935

EARTHBLOCK TECHNOLOGIES, INC.
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

Yes [X] No [ ]

Title of Class Number of Shares Outstanding: Common Stock, par value $.001 per share 40,815,018 outstanding as of May 13, 2005.

Documents Incorporated by Reference: None

EARTHBLOCK TECHNOLOGIES, INC.
FORM 10-QSB

PART I-- FINANCIAL INFORMATION

Item 1-- Financial Statements

Pollard-Kelley Auditing Services, Inc. Auditing Services	3250 West Market St, Suite 307, Fairlawn, OH 44333 330-864-2265

Report of Independent Certified Public Accountants

Board of Directors
EarthBlock Technology, Inc. and Subsidiary

We have reviewed the accompanying consolidated balance sheets of EarthBlock Technology, Inc. and Subsidiary as of March 31, 2005 and the related consolidated statements of income, stockholders’ equity, and cash flows for the three-month and nine-month periods then ended. These interim financial statements are the responsibility of the Company’s management.

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

Pollard-Kelley Auditing Services, Inc.

/S/ Pollard-Kelley Auditing Services, Inc.

May 14, 2005
Fairlawn, Ohio

EarthBlock Technologies, Inc and Subsidiary
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
March 31, 2005 and December 31, 2004

	2005	2004
ASSETS
Current Assets
Cash and cash equivalents	$4,670	$8,360

Total Current Assets	4,670	8,360
Fixed Assets
Computers	9,402	9,099
Less: Accumulated depreciation	(1,416)	(910)

	7,986	8,189

Total Assets	$12,656	$16,549

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Notes payable	$210,000	$210,000
Accounts payable	106,274	102,410
Accrued salaries	631,600	597,440
Accrued interest	67,325	60,875

Total Current Liabilities	1,015,199	970,725
Stockholders' Equity
Preferred stock	--	--
Common stock	40,815	40,815
Additional contributed capital	379,008	379,008
Deficit accumulated during the
development stage	(1,419,866)	(1,298,999)

Subscriptions receivable	(2,500)	(75,000)

	(1,002,543)	(954,176)

Total Liabilities and Stockholders' Equity	$12,656	$16,549

See accompanying notes to financial statements.

EarthBlock Technologies, Inc and Subsidiary
CONSOLIDATED STATEMENT OF OPERATIONS
For the Quarter Ended March 31, 2005,
the Year Ended December 31, 2004
and Since Inception

	2004	2003	Since Inception
Revenues	$--	$--	$25,000
Expenses
Office	5,130	46,983	58,015
Depreciation	506	910	1,416
Interest	6,450	21,758	68,289
Licensor expenses	--	32,113	81,028
Professional fees	29,790	81,851	175,446
Rent	3,587	7,845	15,607
Salaries	62,460	404,760	834,600
Travel	12,944	32,523	55,222

	120,867	628,743	1,289,623

Net Loss	$(120,867)	$(628,743)	$(1,264,623)

Loss per share	$(0.00)
Average shares outstanding	40,815,018

See accompanying notes to financial statements.

EarthBlock Technologies, Inc and Subsidiary
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Since Inception through March 31, 2005

	Preferred Stock		Common Stock		Additional Contributed	Deficit Accumulated During the Development	Stock Subscription
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Total
May, 2002 Inception	--	$--	--	$--	$--	$--	$--	$--
Original issue for cash
and services	--	--	10,505,000	8,001	--	--	--	8,001
Net Loss	--	--	--	--	--	--	--	--
Balance December 31, 2002	--	--	10,505,000	8,001	--	--	--	8,001
Merger with LL Brown
International Inc.	--	--	(504,982)	1,999	3,808	(154,243)	--	(148,436)
Shares issued for services	--	--	12,000,000	12,000	--	--	--	12,000
Shares issued for interest	--	--	965,000	965	--	--	--	965
Dividends paid	--	--	--	--	--	(1,000)	--	(1,000)
Net loss	--	--	--	--	--	(515,013)	--	(515,013)
Balance December 31, 2003	--	--	22,965,018	22,965	3,808	(670,256)	--	(643,483)
Shares issued for services	--	--	3,050,000	3,050	--	--	--	3,050
Share sales	--	--	14,800,000	14,800	375,200	--	(75,000)	315,000
Net Loss	--	--	--	--	--	(628,743)	--	(628,743)
Balance December 31, 2004	--	--	40,815,018	40,815	379,008	(1,298,999)	(75,000)	(954,176)
Collection of stock
subscription receivable	--	--	--	--	--	--	72,500	72,500
Net Loss	--	--	--	--	--	(120,867)	--	(120,867)
Balance March 31, 2005	--	$--	40,815,018	$40,815	$379,008	$(1,419,866)	$(2,500)	$(1,002,543)

See accompanying notes to financial statements.

EarthBlock Technologies, Inc and Subsidiary
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Quarter Ended March 31, 2005,
the Year Ended December 31, 2004 and Since Inception

	2005	2004	Since Inception
Cash Flows from Operating Activities
Net Loss	$(120,867)	$(628,743)	$(1,264,623)
Adjustments to reconcile net loss to net
cash provided by operating activities
Depreciation and amortization	506	910	1,416
Stock for services	--	3,050	15,050
Stock for interest	--	--	965
Decrease in Start Up Costs	--	--	33,408
Increase in Accounts payable	3,864	408	6,838
Increase in Accrued salaries	34,160	230,060	631,600
Increase in Accrued interest	6,450	21,759	67,325

Net Cash (Used) by Operating Activities	(75,887)	(372,556)	(508,021)
Cash Flows from Investing Activities
Increase in Start Up Costs	--	--	(33,408)
Purchase of fixed assets	(303)	(9,099)	(9,402)
Subscriptions receivable	72,500	(75,000)	(2,500)

Net Cash (Used) by Investing Activities	72,197	(84,099)	(45,310)
Cash Flows from Financing Activities
Increase in Notes payable	--	75,000	210,000
Funds paid for Merger shell	--	--	(49,000)
Dividend paid	--	--	(1,000)
Sale of Common stock	--	390,000	398,001

Cash Flows Provided by Financing Activities	--	465,000	558,001

Net Increase in Cash and Cash Equivalents	(3,690)	8,345	4,670
Cash and Cash Equivalents - Beginning	8,360	15	--

Cash and Cash Equivalents - Ending	$4,670	$8,360	$4,670

See accompanying notes to financial statements.

EarthBlock Technologies, Inc. and Subsidiary
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2005

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
March 31, 2005

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

Cash and Cash Equivalents:

For the purposes of the Statement of Cash Flows, the Company considers all short-term debt securities to be cash equivalents.

Cash paid during the period for:

	2005	2004	Since Inception
Interest	$0	$0	$0
Income taxes	$0	$0	$0

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
March 31, 2005

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — CONTINUED

difference between the financial statements carrying amounts and tax basis of assets and liabilities using enacted tax rates. The Company presently prepares its tax return on the cash basis and its financial statements on the accrual basis. No deferred tax assets or liabilities have been recognized at this time, since the Company has shown losses for both tax and financial reporting. The Company’s net operating loss carry forward at March 31, 2005 is approximately $1,225,000.

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

NOTE 2 – NOTES PAYABLE

Terra Block Consolidated, Inc.‘s Notes Payable:

On October 15, 2002 the Company entered into a loan agreement with an individual to borrow $15,000. The terms of the agreement called for the principal sum of $15,000 to be paid on or before November 15, 2002 and an additional interest amount of $15,000 to be paid on April 15, 2003. The note is unsecured. A payment of $7,500 was made on February 3, 2004. The Company is in default under this agreement. The lender has not made formal demand for payment to date. The balance due on this note at March 31, 2005 and December 31, 2004 was $7,500 plus accrued interest.

On October 21, 2002 the Company entered into a loan agreement with an individual to borrow $10,000. The terms of the agreement called for the principal sum of $10,000 to be paid within 45 days, and an additional interest amount of $10,000 to be paid within 180 days. The note is unsecured. A payment of $5,000 was made on February 3, 2004. The Company is in default under this agreement. The lender has not made formal demand for payment to date. The balance due on this note at March 31, 2005 and December 31, 2004 was $5,000 plus accrued interest.

EarthBlock Technologies, Inc. and Subsidiary
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2005

NOTE 2 – NOTES PAYABLE – CONTINUED

On December 19, 2002 the Company entered into a loan agreement with an individual to borrow $10,000. The terms of the agreement called for the principal sum of $10,000 to be paid on or before April 15, 2003 plus interest of $2,000. In the event that the principal has not been repaid by April 30, 2003, additional interest is owed equal to $200 per month thereafter. In addition 10,000 shares of common stock will be delivered as additional consideration. The note is unsecured. In addition to the issue of common stock, a payment of $5,000 was made on February 3, 2004. The Company is in default under this agreement. The lender has not made formal demand for payment to date. The balance due on this note at March 31, 2005 and December 31, 2004 was $5,000 plus accrued interest.

On December 19, 2002 the Company entered into a loan agreement with an individual to borrow $10,000. The terms of the agreement called for the principal sum of $10,000 to be paid on or before April 15, 2003 plus interest of $2,000. In the event that the principal has not been repaid by April 30, 2003, additional interest is owed equal to $200 per month thereafter. In addition 10,000 shares of common stock will be delivered as additional consideration. The note is unsecured. In addition to the issue of common stock, a payment of $5,000 was made on February 3, 2004. The Company is in default under this agreement. The lender has not made formal demand for payment to date. The balance due on this note at March 31, 2005 and December 31, 2004 was $5,000 plus accrued interest.

On December 20, 2002 the Company entered into a loan agreement with an individual to borrow $10,000. The terms of the agreement called for the principal sum of $10,000 to be paid on or before March 20, 2003 plus interest of $2,000. The note is unsecured. A payment of $5,000 was made on February 3, 2004. The Company is in default under this agreement. The lender has not made formal demand for payment to date. The balance due on this note at March 31, 2005 and December 31, 2004 was $5,000 plus accrued interest.

On December 23, 2002 the Company entered into a loan agreement with an individual to borrow $5,000. The terms of the agreement called for the principal sum of $5,000 to be paid on or before April 23, 2003 plus interest of $1,000. The note is unsecured. A payment of $2,500 was made on February 3, 2004. The Company is in default under this agreement. The lender has not made formal demand for payment to date. The balance due on this note at March 31, 2005 and December 31, 2004 was $2,500 plus accrued interest.

On January 15, 2003 the Company entered into a loan agreement with an individual to borrow $20,000. The terms of the agreement called for the principal sum of $20,000 to be paid on or before April 30, 2003 plus interest of $4,000. In the event that the

EarthBlock Technologies, Inc and Subsidiary
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Quarter Ended March 31, 2005,
the Year Ended December 31, 2004 and Since Inception

NOTE 2 – NOTES PAYABLE – CONTINUED

principal has not been repaid by April 30, 2003, additional interest is owed equal to $400 per month thereafter. In addition 20,000 shares of common stock will be delivered as additional consideration. The note is unsecured. In addition to the issue of common stock, a payment of $10,000 was made on February 3, 2004. The Company is in default under this agreement. The lender has not made formal demand for payment to date. The balance on this note at March 31, 2005 and December 31, 2004 was $10,000 plus accrued interest.

On March 14, 2003 the Company entered into a loan agreement with an individual to borrow $10,000. The terms of the agreement called for the principal sum of $10,000 to be paid on or before July 14, 2003 plus interest of $2,000. The note is unsecured. A payment of $5,000 was made on February 3, 2004. The Company is in default under this agreement. The lender has not made formal demand for payment to date. The balance due on this note at March 31, 2005 and December 31, 2004, was $5,000 plus accrued interest.

Terra Block International Inc.‘s Notes Payable:

On October 6, 2003 the Company entered into a loan agreement with an individual to borrow $20,000 at 10% interest due October 6, 2004. In addition 50,000 shares of common stock will be delivered as additional consideration. The note is unsecured. The Company has issued the common stock required under this agreement. The balance on this note at March 31, 2005 and December 31, 2004 was $20,000 plus accrued interest.

On October 6, 2003 the Company entered into a loan agreement with an investment consortium to borrow $12,500 at 10% interest due October 6, 2004. In addition 200,000 shares of common stock will be delivered as additional consideration. The note is unsecured. The Company has issued the common stock required under this agreement. The balance on this note at March 31, 2005 and December 31, 2004 was $12,500 plus accrued interest.

On October 6, 2003 the Company entered into a loan agreement with an individual to borrow $12,500 at 10% interest due October 6, 2004. The note is unsecured. The balance on this note at March 1, 2005 and December 31, 2004 was $12,500 plus accrued interest.

On April 30, 2004 the Company entered into a loan agreement with an Investment Company to borrow $100,000 at 10% interest due December 31, 2004. The note is unsecured. The balance on this note at March 31, 2005 and December 31, 2004 was $100,000 plus accrued interest.

EarthBlock Technologies, Inc and Subsidiary
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Quarter Ended March 31, 2005,
the Year Ended December 31, 2004 and Since Inception

NOTE 2 – NOTES PAYABLE – CONTINUED

On July 13, 2004 the Company entered into a loan agreement with an Investment Company to borrow $20,000 at 10% interest due January 15, 2005. The note is unsecured. The balance on this note at March 31, 2005 and December 31, 2004 was $20,000 plus accrued interest.

NOTE 3 – STOCKHOLDERS’ EQUITY

Preferred Stock:

At September 30, 2004 the Company had 10,000,000 shares authorized of convertible preferred stock with a par value of $0.001 per share. Additional terms and conditions of the stock are to be set by the board of directors of the Company at the time of issue. There were no shares outstanding at March 31, 2005 and December 31, 2004.

Common Stock:

At March 31, 2005 and December 31, 2004 the Company had 100,000,000 shares authorized common stock with a par value of $0.001 per share. There were 40,815,018 shares outstanding at March 31, 2005 and December 31, 2004.

NOTE 4 – COMMITMENTS

The Company rents its present shared office space on a month to month basis. The Company expects to continue on that basis in 2004. Rent expense through March 31, 2005 and December 31, 2004 was $3587 and $7,845 respectively.

NOTE 5 – RELATED PARTIES

The Company owed its officers who are also shareholders $631,600 and $597,440 in accrued wages at March 31, 2005 and December 31, 2004 respectively. There are no other amounts due to or from these shareholder officers. The Company entered into employment agreements with its three officers. The agreements are identical. The agreements are for three years, call for annual wages of $120,000 each, with an annual inflation adjustment. The agreements also provide for twelve paid holidays, seven paid personal days and fifteen paid vacation days annually. In addition the Company is to provide $500,000 of group live insurance for each officer, at no cost. As of March 31, 2005 the Company has not provided the life insurance coverage.

EarthBlock Technologies, Inc and Subsidiary
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Quarter Ended March 31, 2005,
the Year Ended December 31, 2004 and Since Inception

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

Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operation

The following discussion should be read in conjunction with our unaudited interim financial statements and related notes thereto included in this quarterly report and in our audited financial statements and Management’s Discussion And Analysis of Financial Condition or Plan of Operation (“MD&A”) contained in our Form 10-KSB for the year ended December 31, 2004. Certain statements in the following MD&A are forward looking statements. Words such as “expects”, “anticipates”, “estimates” and similar expressions are intended to identify forward looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected.

GENERAL

DESCRIPTION OF BUSINESS

EarthBlock Technologies, Inc. a Nevada Corporation was formerly EarthBlock Technologies, Inc., having been renamed effective February 11, 2005, (the “Company” or “EarthBlock”) was formerly L.L. Brown International, Inc. (“L.L. Brown”). L.L. Brown was originally incorporated as Smart Industries, Inc. on February 19, 1997. On February 14, 2003, L.L. Brown entered into a Share Exchange Agreement with Terra Block Consolidated. The Agreement provides for 100% of the shares of Terra Block Consolidated to be acquired by L.L. Brown in exchange for shares of common stock of L.L. Brown; for the establishment of a new Board of Directors consisting of Terra Block Consolidated directors; and, with total issued and outstanding common shares of the Company immediately after the closing of 10,000,000. The Company’s former subsidiary, LLBA has been spun off, leaving Terra Block Consolidated as the sole operating subsidiary of the Company after effecting the Agreement.

INTRODUCTION

EarthBlock Technologies, Inc. uses compressed earth blocks in its building system to construct a variety of structures both commercial and residential, including warehouses, office buildings, outbuildings, retail stores, various types of walls and residences from expensive custom homes to low income housing.

The construction method is simple; utilizing properly mixed soil compressed into dense, non-fired, uniform building blocks at the building site. The blocks don’t require curing and are stacked on a proper foundation using a thin slurry between each layer. A comprehensive bonding takes place between the blocks and results in a block-to-block bond, not a block-to-mortar bond as in concrete hollow block construction. This comprehensive bonding results in a monolithic structure and a block-to-block strength with very high shearing strength. Completed walls require a concrete bond beam on top before the roof is installed. Completed walls receive a stucco finish. The system is fast, a single machine can produce over 3,800 blocks per day and wall construction can be completed with unskilled labor.

The blocks are strong having compressive strength between 1,000 – 1,600 psi without any additives. Building codes in the United States require a non-fired block to have a compressive strength of 300 psi.

The Company’s goal is to become the leading provider of durable, structurally sound, low cost, and environmentally friendly, residential and commercial buildings in the world.

COMPRESSED EARTH BLOCK CONSTRUCTION

The Company’s building system makes possible the large-scale construction of low cost, affordable, energy-efficient homes as well as a variety of commercial structures. EarthBlock’s suppliers have perfected machines that convert our most abundant raw material (common soil) into one of our most needed building components. These portable machines convert ordinary earth on a building site, into rock-hard, durable blocks, used in construction. The machine can be towed to a site by a normal pick-up truck or SUV. It takes the soil, which is already there in abundance and converts it into strong, stable building blocks. There is no material cost and no freight expense. The system utilizes low skilled labor to construct the walls and it’s fast as the blocks do not require curing.

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
- Sound resistent
- Fire resistant - earthen walls don't burn.
- Insect resistant - the walls are solid and very dense, discouraging insects.
- Very strong - highly resistant to extreme wind conditions as found in hurricanes and tornadoes.
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

Pursuant to the Instructions on Part II of the Form 10-QSB, Items 1 , 3 and 5 are omitted.

Item 2. Changes in Securities

None

Item 6 —Exhibits and Reports on Form 8-K

(A) Exhibits

Exhibit 31.1 — Certification of Chief Executive Officer of EarthBlock Technologies, Inc. required by Rule 13a — 14(1) or Rule 15d — 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 — Certification of Chief Financial Officer of EarthBlock Technologies, Inc. required by Rule 13a — 14(1) or Rule 15d — 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 — Certification of Chief Executive Officer of EarthBlock Technologies, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

Exhibit 32.2-- Certification of Chief Financial Officer of EarthBlock Technologies, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

(B) Reports on Form 8-K

None

SIGNATURES

                        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 16, 2005

EARTHBLOCK TECHNOLOGIES, INC. BY: /s/ Gregory A. Pitner Gregory A. Pitner CEO and Chairman