Form 10QSB
period 2005-09-30
EARTHBLOCK TECHNOLOGIES, INC.
filed 2005-11-10
CIK 1103719

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2005

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

Yes [X] No [ ]

Title of Class Number of Shares Outstanding: Common Stock, par value $.001 per share 49,815,018 outstanding as of November 10, 2005.

Documents Incorporated by Reference: None

EARTHBLOCK TECHNOLOGIES, INC.

FORM 10-QSB

Pollard-Kelley Auditing Services, Inc.……………………………………………………….……………………………………………
Auditing Services                     3250 West Market St, Suite 307, Fairlawn, OH 44333 330-864-2265

Report of Independent Certified Public Accountants

Board of Directors
EarthBlock Technology, Inc. and Subsidiary

We have reviewed the accompanying consolidated balance sheets of EarthBlock Technology, Inc. and Subsidiary as of September 30, 2005 and the related consolidated statements of income, stockholders’ equity, and cash flows for the three-month and nine-month periods then ended. These interim financial statements are the responsibility of the Company’s management.

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

October 31, 2005
Fairlawn, Ohio

EarthBlock Technologies, Inc and Subsidiary
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
September 30, 2005 and December 31, 2004

	2005	2004

ASSETS

Current Assets
Cash and cash equivalents	$19,273	$8,360

Total Current Assets	19,273	8,360

Fixed Assets
Computers	9,402	9,099
Less: Accumulated depreciation	(2,428)	(910)

	6,974	8,189

Total Assets	$26,247	$16,549

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Notes payable	$260,000	$210,000
Accounts payable	102,948	102,410
Accrued salaries	673,560	597,440
Accrued interest	80,849	60,875

Total Current Liabilities	1,117,357	970,725

Stockholders' Equity
Preferred stock	-	-
Common stock	49,815	40,815
Additional contributed capital	380,008	379,008
Deficit accumulated during the
development stage	(1,520,933)	(1,298,999)
Subscriptions receivable	-	(75,000)

	(1,091,110)	(954,176)

Total Liabilities and Stockholders' Equity	$26,247	$16,549

See accompanying notes to financial statements.

EarthBlock Technologies, Inc and Subsidiary
(A Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS
For the Quarter and Year to Date Ended September 30, 2005, the Year Ended December 31, 2004 and Since Inception

	Quarter Ending	Year to
	September 30,	Date		Since
	2005	2005	2004	Inception

Revenues	$-	$27,000	$-	$52,000

Cost of Sales
Direct cost of sales	8,525	20,557	-	20,557

Gross Profit	(8,525)	6,443	-	31,443

Expenses
Office	2,416	11,609	46,983	64,494
Depreciation	506	1,518	910	2,428
Interest	7,074	19,974	21,758	81,813
Licensor expenses	-	-	32,113	81,028
Professional fees	5,005	36,305	81,851	181,961
Rent	4,876	10,815	7,845	22,835
Salaries	-	128,420	404,760	900,560
Travel	3,606	19,736	32,523	62,014

	23,483	228,377	628,743	1,397,133

Net Loss	$(32,008)	$(221,934)	$(628,743)	$(1,365,690)

Loss per share	$(0.00)	$(0.00)

Average shares outstanding	49,815,018	48,303,907

See accompanying notes to financial statements.

EarthBlock Technologies, Inc and Subsidiary
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
Since Inception through September 30, 2005

						Deficit
						Accumulated
	Preferred		Common		Additional	During the	Stock
	Stock		Stock		Contributed	Development	Subscription
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Total

May, 2002 Inception	-	$-	-	$-	$-	$-	$-	$-
Original issue for cash
and services	-	-	10,505,000	8,001	-	-	-	8,001
Net Loss	-	-	-	-	-	-	-	-

Balance December 31, 2002	-	-	10,505,000	8,001	-	-	-	8,001
Merger with LL Brown
International Inc.	-	-	(504,982)	1,999	3,808	(154,243)	-	(148,436)
Shares issued for services	-	-	12,000,000	12,000	-	-	-	12,000
Shares issued for interest	-	-	965,000	965	-	-	-	965
Dividends paid	-	-	-	-	-	(1,000)	-	(1,000)
Net loss	-	-	-	-	-	(515,013)	-	(515,013)

Balance December 31, 2003	-	-	22,965,018	22,965	3,808	(670,256)	-	(643,483)
Shares issued for services	-	-	3,050,000	3,050	-	-	-	3,050
Share sales	-	-	14,800,000	14,800	375,200	-	(75,000)	315,000
Net Loss	-	-	-	-	-	(628,743)	-	(628,743)

Balance December 31, 2004	-	-	40,815,018	40,815	379,008	(1,298,999)	(75,000)	(954,176)
Collection of stock
subscription receivable	-	-	-	-	-	-	72,500	72,500
Net Loss	-	-	-	-	-	(120,867)	-	(120,867)

Balance March 31, 2005	-	-	40,815,018	40,815	379,008	(1,419,866)	(2,500)	(1,002,543)
Share sales	-	-	4,000,000	4,000	6,000	-	-	10,000
Collection of stock
subscription receivable	-	-	-	-	-	-	2,500	2,500
Net Loss	-	-	-	-	-	(69,059)	-	(69,059)

Balance June 30, 2005	-	-	44,815,018	44,815	385,008	(1,488,925)	-	(1,059,102)
Correction of 2004 share
sales	-	-	5,000,000	5,000	(5,000)	-	-	-
Net Loss	-	-	-	-	-	(32,008)	-	(32,008)

Balance September 30, 2005	-	$-	49,815,018	$49,815	$380,008	$(1,520,933)	$-	$(1,091,110)

See accompanying notes to financial statements.

EarthBlock Technologies, Inc and Subsidiary
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Quarter and Year to Date Ended September 30, 2005, the Year Ended December 31, 2004 and Since Inception

	Quarter Ending	Year to
	September 30,	Date		Since
	2005	2005	2004	Inception

Cash Flows from Operating Activities
Net Loss	$(32,008)	$(221,934)	$(628,743)	$(1,365,690)
Adjustments to reconcile net loss to net
cash provided by operating activities
Depreciation and amortization	506	1,518	910	2,428
Stock for services	-	-	3,050	15,050
Stock for interest	-	-	-	965
Decrease in Start Up Costs	-	-	-	33,408
Increase in Accounts payable	(1,405)	538	408	3,512
Increase in Accrued salaries	(13,500)	76,120	230,060	673,560
Increase in Accrued interest	7,074	19,974	21,759	80,849

Net Cash (Used) by Operating Activities	(39,333)	(123,784)	(372,556)	(555,918)

Cash Flows from Investing Activities
Increase in Start Up Costs	-	-	-	(33,408)
Purchase of fixed assets	-	(303)	(9,099)	(9,402)
Subscriptions receivable	-	75,000	(75,000)	-

Net Cash (Used) by Investing Activities	-	74,697	(84,099)	(42,810)

Cash Flows from Financing Activities
Increase in Notes payable	50,000	50,000	75,000	260,000
Funds paid for Merger shell	-	-	-	(49,000)
Dividend paid	-	-	-	(1,000)
Sale of Common stock	-	10,000	390,000	408,001

Cash Flows Provided by Financing Activities	50,000	60,000	465,000	618,001

Net Increase in Cash and Cash Equivalents	10,667	10,913	8,345	19,273

Cash and Cash Equivalents - Beginning	8,606	8,360	15	-

Cash and Cash Equivalents - Ending	$19,273	$19,273	$8,360	$19,273

See accompanying notes to financial statements.

EarthBlock Technologies, Inc. and Subsidiary
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2005

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

Terra Block Consolidated, Inc. was incorporated in Nevada on May 30, 2002 and engages in the manufacture, distribution and application of technologically advanced building products through a licensing arrangement with Terra Block, Inc. Terra Block Consolidated, Inc. has the exclusive right to make, have made, use and sell Terra Block, Inc.’s products anywhere in the world. Terra Block, Inc. is a related party of Terra Block International, Inc. as a shareholder. The license agreements provide Terra Block Consolidated, Inc. the rights to all patented technologies, trade secret materials, copyrights, trademarks and all intellectual property of Terra Block Inc. The license is valid until terminated by Terra Block Consolidated, Inc. with 30 days advance written notice to Terra Block, Inc. or by Terra Block, Inc., if there is a material breach of the licensing agreement by Terra Block Consolidated, Inc. Under this agreement, Terra Block Consolidated, Inc. has the exclusive right to buy the license patent rights for $10,000,000. This agreement was terminated January 10, 2005.

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
September 30, 2005

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
September 30, 2005

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Income Taxes:

The Company accounts for income taxes under a method, which requires a company to recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in a company’s financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statements carrying amounts and tax basis of assets and liabilities using enacted tax rates. The Company presently prepares its tax return on the cash basis and its financial statements on the accrual basis. No deferred tax assets or liabilities have been recognized at this time, since the Company has shown losses for both tax and financial reporting. The Company’s net operating loss carry forward at September 30, 2005 is approximately $1,360,000.

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

NOTE 2 - NOTES PAYABLE

Terra Block Consolidated, Inc.’s Notes Payable:

On October 15, 2002 the Company entered into a loan agreement with an individual to borrow $15,000. The terms of the agreement called for the principal sum of $15,000 to be paid on or before November 15, 2002 and an additional interest amount of $15,000 to be paid on April 15, 2003. The note is unsecured. A payment of $7,500 was made on February 3, 2004. The Company is in default under this agreement. The lender has not made formal demand for payment to date. The balance due on this note at September 30, 2005 and December 31, 2004 was $7,500 plus accrued interest.

EarthBlock Technologies, Inc. and Subsidiary
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2005

NOTE 2 - NOTES PAYABLE - CONTINUED

On October 21, 2002 the Company entered into a loan agreement with an individual to borrow $10,000. The terms of the agreement called for the principal sum of $10,000 to be paid within 45 days, and an additional interest amount of $10,000 to be paid within 180 days. The note is unsecured. A payment of $5,000 was made on February 3, 2004. The Company is in default under this agreement. The lender has not made formal demand for payment to date. The balance due on this note at September 30, 2005 and December 31, 2004 was $5,000 plus accrued interest.

On December 19, 2002 the Company entered into a loan agreement with an individual to borrow $10,000. The terms of the agreement called for the principal sum of $10,000 to be paid on or before April 15, 2003 plus interest of $2,000. In the event that the principal has not been repaid by April 30, 2003, additional interest is owed equal to $200 per month thereafter. In addition 10,000 shares of common stock will be delivered as additional consideration. The note is unsecured. In addition to the issue of common stock, a payment of $5,000 was made on February 3, 2004. The Company is in default under this agreement. The lender has not made formal demand for payment to date. The balance due on this note at September 30, 2005 and December 31, 2004 was $5,000 plus accrued interest.

On December 19, 2002 the Company entered into a loan agreement with an individual to borrow $10,000. The terms of the agreement called for the principal sum of $10,000 to be paid on or before April 15, 2003 plus interest of $2,000. In the event that the principal has not been repaid by April 30, 2003, additional interest is owed equal to $200 per month thereafter. In addition 10,000 shares of common stock will be delivered as additional consideration. The note is unsecured. In addition to the issue of common stock, a payment of $5,000 was made on February 3, 2004. The Company is in default under this agreement. The lender has not made formal demand for payment to date. The balance due on this note at September 30, 2005 and December 31, 2004 was $5,000 plus accrued interest.

On December 20, 2002 the Company entered into a loan agreement with an individual to borrow $10,000. The terms of the agreement called for the principal sum of $10,000 to be paid on or before March 20, 2003 plus interest of $2,000. The note is unsecured. A payment of $5,000 was made on February 3, 2004. The Company is in default under this agreement. The lender has not made formal demand for payment to date. The balance due on this note at September 30, 2005 and December 31, 2004 was $5,000 plus accrued interest.

EarthBlock Technologies, Inc. and Subsidiary
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2005

NOTE 2 - NOTES PAYABLE - CONTINUED

On December 23, 2002 the Company entered into a loan agreement with an individual to borrow $5,000. The terms of the agreement called for the principal sum of $5,000 to be paid on or before April 23, 2003 plus interest of $1,000. The note is unsecured. A payment of $2,500 was made on February 3, 2004. The Company is in default under this agreement. The lender has not made formal demand for payment to date. The balance due on this note at September 30, 2005 and December 31, 2004 was $2,500 plus accrued interest.

On January 15, 2003 the Company entered into a loan agreement with an individual to borrow $20,000. The terms of the agreement called for the principal sum of $20,000 to be paid on or before April 30, 2003 plus interest of $4,000. In the event that the principal has not been repaid by April 30, 2003, additional interest is owed equal to $400 per month thereafter. In addition 20,000 shares of common stock will be delivered as additional consideration. The note is unsecured. In addition to the issue of common stock, a payment of $10,000 was made on February 3, 2004. The Company is in default under this agreement. The lender has not made formal demand for payment to date. The balance on this note at September 30, 2005 and December 31, 2004 was $10,000 plus accrued interest.

On March 14, 2003 the Company entered into a loan agreement with an individual to borrow $10,000. The terms of the agreement called for the principal sum of $10,000 to be paid on or before July 14, 2003 plus interest of $2,000. The note is unsecured. A payment of $5,000 was made on February 3, 2004. The Company is in default under this agreement. The lender has not made formal demand for payment to date. The balance due on this note at September 30, 2005 and December 31, 2004, was $5,000 plus accrued interest.

Terra Block International Inc.’s Notes Payable:

On October 6, 2003 the Company entered into a loan agreement with an individual to borrow $20,000 at 10% interest due October 6, 2004. In addition 50,000 shares of common stock will be delivered as additional consideration. The note is unsecured. The Company has issued the common stock required under this agreement. The balance on this note at September 30, 2005 and December 31, 2004 was $20,000 plus accrued interest.

EarthBlock Technologies, Inc. and Subsidiary
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2005

NOTE 2 - NOTES PAYABLE - CONTINUED

On October 6, 2003 the Company entered into a loan agreement with an investment consortium to borrow $12,500 at 10% interest due October 6, 2004. In addition 200,000 shares of common stock will be delivered as additional consideration. The note is unsecured. The Company has issued the common stock required under this agreement. The balance on this note at September 30, 2005 and December 31, 2004 was $12,500 plus accrued interest.

On October 6, 2003 the Company entered into a loan agreement with an individual to borrow $12,500 at 10% interest due October 6, 2004. The note is unsecured. The balance on this note at September 30, 2005 and December 31, 2004 was $12,500 plus accrued interest.

On April 30, 2004 the Company entered into a loan agreement with an Investment Company to borrow $100,000 at 10% interest due December 31, 2004. The note is unsecured. The balance on this note at September 30, 2005 and December 31, 2004 was $100,000 plus accrued interest.

On July 13, 2004 the Company entered into a loan agreement with an Investment Company to borrow $20,000 at 10% interest due January 15, 2005. The note is unsecured. The balance on this note at September 30, 2005 and December 31, 2004 was $20,000 plus accrued interest.

On August 23, 2005 the Company entered into a loan agreement with an individual to borrow $35,000 at 12% interest due February 23, 2006. The note is unsecured. The balance on this note at September 30, 2005 and December 31, 2004 was $35,000 and $0 plus accrued interest respectively.

On August 23, 2005 the Company entered into a loan agreement with an Investment Company to borrow $15,000 at 12% interest due February 23, 2006. The note is unsecured. The balance on this note at September 30, 2005 and December 31, 2004 was $15,000 and $0 plus accrued interest respectively.

NOTE 3 - STOCKHOLDERS’ EQUITY

Preferred Stock:

At June 30, 2005 and December 31, 2004, the Company had 10,000,000 shares authorized of convertible preferred stock with a par value of $0.001 per share. Additional terms and conditions of the stock are to be set by the board of directors of the Company

EarthBlock Technologies, Inc. and Subsidiary
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2005

NOTE 3 - STOCKHOLDERS’ EQUITY - CONTINUED

at the time of issue. There were no shares outstanding at September 30, 2005 and December 31, 2004.

Common Stock:

At June 30, 2005 and December 31, 2004 the Company had 100,000,000 shares authorized common stock with a par value of $0.001 per share. There were 49,815,018 and 40,815,018 shares outstanding at September 30, 2005 and December 31, 2004 respectively.

NOTE 4 - COMMITMENTS

The Company rents its present shared office space on a month to month basis. The Company expects to continue on that basis in 2005. Rent expense through September 30, 2005 and December 31, 2004 was $10,815 and $7,845 respectively.

NOTE 5 - RELATED PARTIES

The Company owed its officers who are also shareholders $673,560 and $597,440 in accrued wages at September 30, 2005 and December 31, 2004 respectively. There are no other amounts due to or from these shareholder officers. The Company entered into employment agreements with its three officers. The agreements are identical. The agreements are for three years, call for annual wages of $120,000 each, with an annual inflation adjustment. The agreements also provide for twelve paid holidays, seven paid personal days and fifteen paid vacation days annually. In addition the Company is to provide $500,000 of group live insurance for each officer, at no cost. The agreements expire in June 2005.

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

- Sound resistent.

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

Date: November 10, 2005

EARTHBLOCK TECHNOLOGIES, INC. BY: /s/ Gregory A. Pitner Gregory A. Pitner CEO and Chairman