Form 10-K
period 2005-12-31
EARTHBLOCK TECHNOLOGIES, INC.
filed 2006-04-12
CIK 1103719

UNITED STATES

SECURITES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB/A

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended December 31, 2005

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
Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

Revenues for year ended December 31, 2005: $27,000.00. Aggregate market value of the voting common stock held by non-affiliates of the registrant as of April 12, 2006 was: $4,272,289. Number of shares of the registrant’s common stock outstanding as of April 12, 2006 was 59,315,018.

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

-	the cyclical nature of our business

-	national and regional economic conditions in the U.S. and other countries in which we operate

-	currency fluctuations

-	seasonality of our operations

-	levels of construction spending in major markets

-	supply/demand structure of our industry

-	competition from new or existing competitors

-	unfavorable weather conditions during peak construction periods

-	changes in and implementation of environmental and other governmental regulations

-	our ability to successfully identify, complete and efficiently integrate acquisitions

- -	our ability to successfully penetrate new markets availability of raw materials and/or supplies

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

IMPLEMENTATION OF BUSINESS STRATEGY DEPENDENT ON ADDITIONAL FINANCING

Our plan of operation calls for additional capital to facilitate growth and support long-term development and marketing programs. It is likely that we will seek additional financing through subsequent future public or private sales of our securities, including equity securities, borrowing, or other sources of third party financing. Further, the sale of equity securities could substantially dilute our existing stockholders’ interests, and borrowings from third parties could result in our assets being pledged as collateral. Loan terms, which would increase our debt service requirements, could restrict our operations. There is no assurance that we can obtain financing on favorable terms. Any such additional financing may result in significant dilution to existing stockholders. We may seek merger or acquisition candidates which could significantly dilute current ownership or cause a change in control. We may also seek funding for the development and marketing of our services through strategic partnerships and other arrangements with investment partners. There can be no assurance, however, that such collaborative arrangements or additional funds will be available when needed, or on terms acceptable to us, if at all. If adequate funds are not available, we may be required to curtail one or more of our future programs.

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

RECENT FINANCING

In 2005, EarthBlock received $50,000 in loans and $12,500 in equity financing. The loans have various due dates and interest rates. The loans were from two separate Investment Companies each having different due dates and interest rates. Both of the loans are in payment default.

EMPLOYEES

As of April 12, 2006, EarthBlock has 2 full-time employees and 0 part-time employees, including executive officers, non- executive officers, secretarial and clerical personnel and field personnel. EarthBlock also retains independent consultants and administrative assistance on a limited basis and expects to continue to do so in the future.

Christopher Cole, Chief Operating Officer, resigned effective June 30, 2005.

      ITEM 2. DESCRIPTION OF PROPERTY

The Company maintains its executive offices at 2637 Erie Avenue, Suite 207, Cincinnati, Ohio 45208. Approximately, 850 square feet of space is devoted entirely to EarthBlock as office space. This space is leased by Vector Capital Group, Inc. (“Vector”) owned equally by Gregory A. Pitner, the Company’s President, Chief Executive Officer and Chairman and by James E. Hines, the Company’s Chief Financial Officer and Director. The Company is under no lease obligation to Vector. Its telephone number is (513) 533-1220 and its facsimile number is (513) 533-1990. The Company was formerly located at L.L. Brown International, Inc., 19435 68th Avenue South, Suite S-105, Kent, Washington 98032 until February of 2003 when L.L. Brown International, Inc. consummated a reverse merger with Terra Block.

      ITEM 3. LEGAL PROCEEDINGS

None

      ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

      ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of December 31, 2005, EarthBlock had 49,815,018 shares of common stock outstanding and had approximately 165 stockholders of record.

The bid price of our common stock was $0.08 per share on April 12, 2006

OUR TRANSFER AGENT AS OF APRIL 12, 2006 IS:

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

EarthBlock Technologies, Inc. engages in the application of technologically advanced building products and technologies for earthen construction. EarthBlock uses machinery from a variety of manufactures to manufacture Compressed Earth Blocks for construction. The Company’s machines manufacture building blocks of various sizes using common soil as the only raw material. This is accomplished by compacting the soil at up to 460,000 lbs. of hydraulic pressure to form a rock hard block.

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

RESULTS OF OPERATIONS

During fiscal 2005, the Company had total revenues of $27,000. The Company was successful in securing $62,500 of working capital from several sources.

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

2006 OUTLOOK

During 2006 The Company is planning on expanding development in its housing construction business segments:

-   Housing Development and Construction: The Company is working toward developments both domestically and abroad to capitalize on its unique construction and building system.

      ITEM 7. FINANCIAL STATEMENTS

The financial statements of the company are set forth beginning on page F-1.

      ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT The directors and officers of the Company, as of April 12, 2006, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. The officers serve at the will of the Board of Directors.

DIRECTORS AND EXECUTIVE OFFICERS

Set forth below are the names, ages, and positions of the executive officers and directors of the Company

Name	Age	Position(s) with Company
Gregory A. Pitner	42	Chairman, President and CEO
James E. Hines	49	CFO, Vice-President and Director
Gary S. Barker	49	Director

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

ITEM 10. EXECUTIVE COMPENSATION

Name and Post	Year	Annual Comp Salary (1)	Annual Comp Bonus ($)	Annual Comp Other	LT Comp Rest Stock	LT Comp Options	LTIP Payouts	All Other (1)
Gregory A	2003	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Pitner	2004	-0-	-0-	-0-	-0-	-0-	-0-	-0-
President	2005	-0-	-0-	-0-	-0-	-0-	-0-	-0-
James E	2003	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Hines	2004	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Vice President	2005	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1)     All other compensation includes certain health and life insurance benefits paid by the Company on behalf of its employees.

EMPLOYMENT AGREEMENTS

During 2003, the Company entered into employment agreements with Messrs. Pitner and Hines which provide for three year terms, an agreed upon annual salary, benefits, and provisions concerning termination of employment upon sale or change of control of the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of April 12, 2006, regarding the ownership of the Company’s Common Stock by each shareholder known by the Company to be the beneficial owner of more than five percent (5%) of its outstanding shares of Common Stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the share of Common Stock beneficially owned.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Owner	Percent of Class
Gregory A. Pitner (1)	Common	2,955,702	5.0%
James E. Hines (1)	Common	2,955,702	5.0%
All Executive Officers and
Directors as a Group
(Two (2) persons)	Common	5,911,404	10.0%
Pablo Roemers	Common	3,600,000	6.1%
Prendiville Revocable Trust	Common	15,000,000	25.3%
Scott Sieck	Common	3,500,000	5.9%
Darrel Uselton	Common	3,500,000	5.9%

(1)	The address for each of the above is c/o EarthBlock Technologies, Inc. 2637 Erie Avenue, Suite 207 Cincinnati, OH 45208.

      ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

At December 31, 2005 the Company had a note payable to Dorothy L. Pitner, a shareholder of EarthBlock Technologies, Inc. and mother of Gregory A. Pitner in the amount of $5,000.

At December 31, 2005 the Company had a note payable to Barker, Brown Investments, LLC. in the amount of $20,000. Gary S. Barker, a Director of EarthBlock Technologies, Inc. is an affiliate of Barker, Brown Investments.

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

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the undersigned has duly caused this Form 10-KSB to be signed on its behalf by the undersigned, there unto duly authorized, in the City of Cincinnati, Ohio, on April 12, 2006.

EARTHBLOCK TECHNOLOGIES, INC.

Date: April 12, 2006	By:	/s/ Gregory A. Pitner

CEO and Chairman

EARTHBLOCK TECHNOLOGIES, INC.

Date: April 12, 2006	By:	/s/ James E. Hines

Vice-President, CFO and Director

Pursuant to the requirements of the Securities Exchange Act of 1933, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

EARTHBLOCK TECHNOLOGIES, INC.

Date: April 12, 2006	By:	/s/ Gregory A. Pitner

CEO and Chairman

EARTHBLOCK TECHNOLOGIES, INC.

Date: April 12, 2006	By:	/s/ James E. Hines

Vice-President, CFO and Director

EARTHBLOCK TECHNOLOGIES, INC.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

Pollard-Kelley Auditing Services, Inc.
Auditing Services 3250 West Market St, Suite 307
Fairlawn, OH 44333 330-864-2265

Report of Independent Registered Public Accounting Firm

EarthBlock Technologies, Inc. and Subsidiary
(Formerly Terra Block International, Inc. and Subsidiary)
(A Development Stage Company)
Cincinnati, Ohio

We have audited the accompanying balance sheets of EarthBlock Technologies and Subsidiary, (formerly Terra Block International, Inc and Subsidiary), (A Development Stage Company) as of December 31, 2005 and 2004, and the related statements of income, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

The Company has not generated significant revenues or profits to date. This factor among others raises considerable doubt the Company will be able to continue as a going concern. The Company’s continuation as a going concern depends upon its ability to generate sufficient cash flow to conduct its operations and its ability to obtain additional sources of capital and financing. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2005 and 2004, and the results of its operations and it cash flows for each of the two years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting standards.

Pollard-Kelley Auditing Services, Inc.

/S/ Pollard-Kelley Auditing Services, Inc.

Fairlawn, Ohio
March 26, 2005

-F1-

EarthBlock Technologies, Inc and Subsidiary
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
December 31, 2005 and December 31, 2004
	2005	2004
ASSETS

Current Assets
Cash and cash equivalents	$-	$8,360

Total Current Assets	-	8,360

Fixed Assets
Computers	9,402	9,099
Less: Accumulated depreciation	(2,669)	(910)
	6,733	8,189

Total Assets	$6,733	$16,549

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Bank overdrafts	$4,307	$-
Notes payable	260,000	210,000
Accounts payable	102,908	102,410
Accrued salaries	703,440	597,440
Accrued interest	88,675	60,875

Total Current Liabilities	1,159,330	970,725

Stockholders' Equity
Preferred stock	-	-
Common stock	49,815	40,815
Additional contributed capital	380,008	379,008
Deficit accumulated during the
development stage	(1,582,420)	(1,298,999)
Subscriptions receivable	-	(75,000)
	(1,152,597)	(954,176)

Total Liabilities and Stockholders' Equity	$6,733	$16,549
See accompanying notes to financial statements.

-F2-

EarthBlock Technologies, Inc and Subsidiary
(A Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS
For the Years Ended December 31, 2005 and 2004, and Since Inception

	Year to	Year to
	Date	Date	Since
	2005	2004	Inception

Revenues	$27,000	$-	$52,000

Cost of Sales
Direct cost of sales	24,057	-	24,057
Gross Profit	2,943	-	27,943

Expenses
Office	12,873	46,983	65,758
Depreciation	1,759	910	2,669
Interest	27,800	21,758	89,639
Licensor expenses	500	32,113	81,528
Professional fees	36,582	81,851	182,238
Rent	14,815	7,845	26,835
Salaries	169,800	404,760	941,940
Travel	22,235	32,523	64,513
	286,364	628,743	1,455,120

Net Loss	$(283,421)	$(628,743)	$(1,427,177)

Loss per share	$(0.01)

Average shares outstanding	48,065,018

See accompanying notes to financial statements.

-F3-

EarthBlock Technologies, Inc and Subsidiary
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
Since Inception through December 31, 2005
						Deficit
						Accumulated
					Additional	During the	Stock
	Preferred Stock		Common Stock		Contributed	Development	Subscription
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Total
May, 2002 Inception	-	$-	-	$-	$-	$-	$-	$-
Original issue for cash
and services	-	-	10,505,000	8,001	-	-	-	8,001
Net Loss	-	-	-	-	-	-	-	-
Balance December 31, 2002	-	-	10,505,000	8,001	-	-	-	8,001
Merger with LL Brown
International Inc.	-	-	(504,982)	1,999	3,808	(154,243)	-	(148,436)
Shares issued for services	-	-	12,000,000	12,000	-	-	-	12,000
Shares issued for interest	-	-	965,000	965	-	-	-	965
Dividends paid	-	-	-	-	-	(1,000)	-	(1,000)
Net loss	-	-	-	-	-	(515,013)	-	(515,013)
Balance December 31, 2003	-	-	22,965,018	22,965	3,808	(670,256)	-	(643,483)
Shares issued for services	-	-	3,050,000	3,050	-	-	-	3,050
Share sales	-	-	14,800,000	14,800	375,200	-	(75,000)	315,000
Net Loss	-	-	-	-	-	(628,743)	-	(628,743)
Balance December 31, 2004	-	-	40,815,018	40,815	379,008	(1,298,999)	(75,000)	(954,176)
Collection of stock
subscription receivable	-	-	-	-	-	-	72,500	72,500
Share sales	-	-	4,000,000	4,000	6,000	-	-	10,000
Collection of stock
subscription receivable	-	-	-	-	-	-	2,500	2,500
Correction of 2004 share
sales	-	-	5,000,000	5,000	(5,000)	-	-	-
Net Loss	-	-	-	-	-	(283,421)	-	(283,421)
Balance December 31, 2005	-	-	49,815,018	49,815	380,008	(1,582,420)	-	(1,152,597)
See accompanying notes to financial statements.

-F4-

EarthBlock Technologies, Inc and Subsidiary
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Years Ended December 31, 2005 and 2004, and Since Inception
	Year to	Year to	Since
	Date	Date
	2005	2004	Inception
Cash Flows from Operating Activities
Net Loss	$(283,421)	$(628,743)	$(1,427,177)
Adjustments to reconcile net loss to net
cash provided by operating activities
Depreciation and amortization	1,759	910	2,669
Stock for services	-	3,050	15,050
Stock for interest	-	-	965
Decrease in Start Up Costs	-	-	33,408
Increase in Accounts payable	498	408	3,472
Increase in Accrued salaries	106,000	230,060	703,440
Increase in Accrued interest	27,800	21,759	88,675
Net Cash (Used) by Operating Activities	(147,364)	(372,556)	(579,498)

Cash Flows from Investing Activities
Increase in Start Up Costs	-	-	(33,408)
Purchase of fixed assets	(303)	(9,099)	(9,402)
Subscriptions receivable	75,000	(75,000)	-
Net Cash (Used) by Investing Activities	74,697	(84,099)	(42,810)

Cash Flows from Financing Activities
Increase in Notes payable	50,000	75,000	260,000
Funds paid for Merger shell	-	-	(49,000)
Dividend paid	-	-	(1,000)
Sale of Common stock	10,000	390,000	408,001
Cash Flows Provided by Financing Activities	60,000	465,000	618,001

Net Increase in Cash and Cash Equivalents	(12,667)	8,345	(4,307)

Cash and Cash Equivalents - Beginning	8,360	15	-

Cash and Cash Equivalents - Ending	$(4,307)	$8,360	$(4,307)

See accompanying notes to financial statements.

-F5-

EarthBlock Technologies, Inc. and Subsidiary
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2005

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

-F6-

EarthBlock Technologies, Inc. and Subsidiary
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2005

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

Basis of Consolidation:

The accompanying consolidated financial statements include the accounts of EarthBlock Technologies, Inc. and Terra Block Consolidated, Inc. All significant inter-company accounts and transactions, if any, have been eliminated in consolidation.

Cash and Cash Equivalents:

For the purposes of the Statement of Cash Flows, the Company considers all short-term debt securities to be cash equivalents.

Cash paid during the period for:

	2004	2005	Inception Since
Interest	$0	$0	$0
Income taxes	$0	$0	$0

-F7-

EarthBlock Technologies, Inc. and Subsidiary
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2005

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Income Taxes:

The Company accounts for income taxes under a method, which requires a company to recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in a company’s financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statements carrying amounts and tax basis of assets and liabilities using enacted tax rates. The Company presently prepares its tax return on the cash basis and its financial statements on the accrual basis. No deferred tax assets or liabilities have been recognized at this time, since the Company has shown losses for both tax and financial reporting. The Company’s net operating loss carry forward at December 31, 2005 is approximately $1,400,000.

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

NOTE 2 - NOTES PAYABLE

Terra Block Consolidated, Inc.’s Notes Payable:

On October 15, 2002 the Company entered into a loan agreement with an individual to borrow $15,000. The terms of the agreement called for the principal sum of $15,000 to be paid on or before November 15, 2002 and an additional interest amount of $15,000 to be paid on April 15, 2003. The note is unsecured. A payment of $7,500 was made on February 3, 2004. The Company is in default under this agreement. The lender has not made formal demand for payment to date. The balance due on this note at December 31, 2005 and December 31, 2004 was $7,500 plus accrued interest.

-F8-

EarthBlock Technologies, Inc. and Subsidiary
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2005

NOTE 2 - NOTES PAYABLE - CONTINUED

On October 21, 2002 the Company entered into a loan agreement with an individual to borrow $10,000. The terms of the agreement called for the principal sum of $10,000 to be paid within 45 days, and an additional interest amount of $10,000 to be paid within 180 days. The note is unsecured. A payment of $5,000 was made on February 3, 2004. The Company is in default under this agreement. The lender has not made formal demand for payment to date. The balance due on this note at December 31, 2005 and December 31, 2004 was $5,000 plus accrued interest.

On December 19, 2002 the Company entered into a loan agreement with an individual to borrow $10,000. The terms of the agreement called for the principal sum of $10,000 to be paid on or before April 15, 2003 plus interest of $2,000. In the event that the principal has not been repaid by April 30, 2003, additional interest is owed equal to $200 per month thereafter. In addition 10,000 shares of common stock will be delivered as additional consideration. The note is unsecured. In addition to the issue of common stock, a payment of $5,000 was made on February 3, 2004. The Company is in default under this agreement. The lender has not made formal demand for payment to date. The balance due on this note at December 31, 2005 and December 31, 2004 was $5,000 plus accrued interest.

On December 19, 2002 the Company entered into a loan agreement with an individual to borrow $10,000. The terms of the agreement called for the principal sum of $10,000 to be paid on or before April 15, 2003 plus interest of $2,000. In the event that the principal has not been repaid by April 30, 2003, additional interest is owed equal to $200 per month thereafter. In addition 10,000 shares of common stock will be delivered as additional consideration. The note is unsecured. In addition to the issue of common stock, a payment of $5,000 was made on February 3, 2004. The Company is in default under this agreement. The lender has not made formal demand for payment to date. The balance due on this note at December 31, 2005 and December 31, 2004 was $5,000 plus accrued interest.

On December 20, 2002 the Company entered into a loan agreement with an individual to borrow $10,000. The terms of the agreement called for the principal sum of $10,000 to be paid on or before March 20, 2003 plus interest of $2,000. The note is unsecured. A payment of $5,000 was made on February 3, 2004. The Company is in default under this agreement. The lender has not made formal demand for payment to date. The balance due on this note at December 31, 2005 and December 31, 2004 was $5,000 plus accrued interest.

On December 23, 2002 the Company entered into a loan agreement with an individual to borrow $5,000. The terms of the agreement called for the principal sum of $5,000 to be paid on or before April 23, 2003 plus interest of $1,000. The note is unsecured. A payment of $2,500 was made on February 3, 2004. The Company is in default under this agreement. The lender has not made formal demand for payment to date. The balance due on this note at December 31, 2005 and December 31, 2004 was $2,500 plus accrued interest.

On January 15, 2003 the Company entered into a loan agreement with an individual to borrow $20,000. The terms of the agreement called for the principal sum of $20,000 to be paid on or before April 30, 2003 plus interest of $4,000. In the event that the principal has not been repaid by April 30, 2003, additional interest is owed equal to $400 per month thereafter. In addition 20,000 shares of common stock will be delivered as additional consideration. The note is unsecured. In addition to the issue of common stock, a payment of $10,000 was made on February 3, 2004. The Company is in default under this agreement. The lender has not made formal demand for payment to date. The balance on this note at December 31, 2005 and December 31, 2004 was $10,000 plus accrued interest.

On March 14, 2003 the Company entered into a loan agreement with an individual to borrow $10,000. The terms of the agreement called for the principal sum of $10,000 to be paid on or before July 14, 2003 plus interest of $2,000. The note is unsecured. A payment of $5,000 was made on February 3, 2004. The Company is in default under this agreement. The lender has not made formal demand for payment to date. The balance due on this note at December 31, 2005 and December 31, 2004, was $5,000 plus accrued interest.

EarthBlock Technologies, Inc.’s Notes Payable:

On October 6, 2003 the Company entered into a loan agreement with an individual to borrow $20,000 at 10% interest due October 6, 2004. In addition 50,000 shares of common stock will be delivered as additional consideration. The note is unsecured. The Company has issued the common stock required under this agreement. The balance on this note at December 31, 2005 and December 31, 2004 was $20,000 plus accrued interest.

-F9-

EarthBlock Technologies, Inc. and Subsidiary
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2005

NOTE 2 - NOTES PAYABLE - CONTINUED

On October 6, 2003 the Company entered into a loan agreement with an investment consortium to borrow $12,500 at 10% interest due October 6, 2004. In addition 200,000 shares of common stock will be delivered as additional consideration. The note is unsecured. The Company has issued the common stock required under this agreement. The balance on this note at December 31, 2005 and December 31, 2004 was $12,500 plus accrued interest.

On October 6, 2003 the Company entered into a loan agreement with an individual to borrow $12,500 at 10% interest due October 6, 2004. The note is unsecured. The balance on this note at December 31, 2005 and December 31, 2004 was $12,500 plus accrued interest.

On April 30, 2004 the Company entered into a loan agreement with an Investment Company to borrow $100,000 at 10% interest due December 31, 2004. The note is unsecured. The balance on this note at December 31, 2005 and December 31, 2004 was $100,000 plus accrued interest.

On July 13, 2004 the Company entered into a loan agreement with an Investment Company to borrow $20,000 at 10% interest due January 15, 2005. The note is unsecured. The balance on this note at December 31, 2005 and December 31, 2004 was $20,000 plus accrued interest.

On August 23, 2005 the Company entered into a loan agreement with an individual to borrow $35,000 at 12% interest due February 23, 2006. The note is unsecured. The balance on this note at December 31, 2005 and December 31, 2004 was $35,000 and $0 plus accrued interest respectively.

On August 23, 2005 the Company entered into a loan agreement with an Investment Company to borrow $15,000 at 12% interest due February 23, 2006. The note is unsecured. The balance on this note at December 31, 2005 and December 31, 2004 was $15,000 and $0 plus accrued interest respectively.

All notes are in default, payment was not made on notes stated due dates. The Company has not received any notices of default.

NOTE 3 - STOCKHOLDERS’ EQUITY

Preferred Stock:

At December 31, 2005 and December 31, 2004, the Company had 10,000,000 shares authorized of convertible preferred stock with a par value of $0.001 per share. Additional terms and conditions of the stock are to be set by the board of directors of the Company at the time of issue. There were no shares outstanding at December 31, 2005 and December 31, 2004.

Common Stock:

At December 31, 2005 and December 31, 2004 the Company had 100,000,000 shares authorized common stock with a par value of $0.001 per share. There were 49,815,018 and 40,815,018 shares outstanding at December 31, 2005 and December 31, 2004 respectively.

NOTE 4 - COMMITMENTS

The Company rents its present shared office space on a month to month basis. The Company expects to continue on that basis in 2006. Rent expense through December 31, 2005 and December 31, 2004 was $14,815 and $7,845 respectively.

-F10-

EarthBlock Technologies, Inc. and Subsidiary
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2005

NOTE 5 - RELATED PARTIES

The Company owed its officers who are also shareholders $706,440 and $597,440 in accrued wages at December 31, 2005 and December 31, 2004 respectively. There are no other amounts due to or from these shareholder officers. The Company entered into employment agreements with its three officers. The agreements are identical. The agreements are for three years, call for annual wages of $120,000 each, with an annual inflation adjustment. The agreements also provide for twelve paid holidays, seven paid personal days and fifteen paid vacation days annually. In addition the Company is to provide $500,000 of group live insurance for each officer, at no cost. The agreements expired in June 2005.

NOTE 6 - GOING CONCERN

The Company has not generated significant revenues or profits to date. This factor among others raises considerable doubt the Company will be able to continue as a going concern. The Company’s continuation as a going concern depends upon its ability to generate sufficient cash flow to conduct its operations and its ability to obtain additional sources of capital and financing. The accompanying consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty. Managements plans to relieve these problems by continuing to raise working capital either through stock sales or loans.

-F11-