Form 10QSB
period 2006-03-31
EARTHBLOCK TECHNOLOGIES, INC.
filed 2006-05-12
CIK 1103719

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2006

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

Yes [X] No [ ]

Title of Class Number of Shares Outstanding: Common Stock, par value $.001 per share 61,815,018 outstanding as of May 12, 2006.

Documents Incorporated by Reference: None

EARTHBLOCK TECHNOLOGIES, INC.

FORM 10-QSB

Part I - Financial Information
    Item 1 Financial Statements

Pollard-Kelley Auditing Services, Inc
Auditing Services
3250 West Market St, Suite 307, Fairlawn, OH 44333 330-836-2558

Report of Independent Certified Public Accountants

Board of Directors
EarthBlock Technology, Inc. and Subsidiary

We have reviewed the accompanying consolidated balance sheets of EarthBlock Technology, Inc. and Subsidiary as of March 31, 2006 and the related consolidated statements of income, stockholders’ equity, and cash flows for the three-month and nine-month periods then ended. These interim financial statements are the responsibility of the Company’s management.

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
Pollard-Kelley Auditing Services, Inc.
May 11, 2006
Fairlawn, Ohio

EarthBlock Technologies, Inc and Subsidiary
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
March 31, 2006 and December 31, 2005
	2006	2005
ASSETS

Current Assets
Cash and cash equivalents	$1,485	$-

Total Current Assets	1,485	-

Fixed Assets
Computers	9,402	9,402
Less: Accumulated depreciation	(3,753)	(2,669)
	5,649	6,733

Total Assets	$7,134	$6,733

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Bank overdrafts	$-	$4,307
Notes payable	260,000	260,000
Accounts payable	108,580	102,908
Accrued salaries	685,440	703,440
Accrued interest	97,125	88,675

Total Current Liabilities	1,151,145	1,159,330

Stockholders' Equity
Preferred stock	-	-
Common stock	59,315	49,815
Additional contributed capital	493,008	380,008
Deficit accumulated during the
development stage	(1,696,334)	(1,582,420)
Subscriptions receivable	-	-
	(1,144,011)	(1,152,597)

Total Liabilities and Stockholders' Equity	$7,134	$6,733
See accompanying notes to financial statements.

EarthBlock Technologies, Inc and Subsidiary
(A Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS
For the Quarter Ended March 31, 2006 and the Year Ended December 31, 2005, and Since Inception
	Quarter	Year to	Year to
	Ending	Date	Date	Since
	March 31, 2006	2006	2005	Inception

Revenues	$-	$-	$27,000	$52,000

Cost of Sales
Direct cost of sales	-	-	24,057	24,057
Gross Profit	-	-	2,943	27,943

Expenses
Office	2,040	2,040	12,873	67,798
Depreciation	1,084	1,084	1,759	3,753
Interest	8,450	8,450	27,800	98,089
Licensor expenses	-	-	500	81,528
Professional fees	92,058	92,058	36,582	274,296
Rent	7,142	7,142	14,815	33,977
Salaries	-	-	169,800	941,940
Travel	3,140	3,140	22,235	67,653
	113,914	113,914	286,364	1,569,034

Net Loss	$(113,914)	$(113,914)	$(283,421)	$(1,541,091)

Loss per share	$(0.00)	$(0.00)

Average shares outstanding	53,048,351	53,048,351

See accompanying notes to financial statements.

EarthBlock Technologies, Inc and Subsidiary
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
Since Inception through December 31, 2005
						Deficit
						Accumulated
					Additional	During the	Stock
	Preferred Stock		Common Stock		Contributed	Development	Subscription
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Total
May, 2002 Inception	-	$-	-	$-	$-	$-	$-	$-
Original issue for cash
and services	-	-	10,505,000	8,001	-	-	-	8,001
Net Loss	-	-	-	-	-	-	-	-
Balance December 31, 2002	-	-	10,505,000	8,001	-	-	-	8,001
Merger with LL Brown
International Inc.	-	-	(504,982)	1,999	3,808	(154,243)	-	(148,436)
Shares issued for services	-	-	12,000,000	12,000	-	-	-	12,000
Shares issued for interest	-	-	965,000	965	-	-	-	965
Dividends paid	-	-	-	-	-	(1,000)	-	(1,000)
Net loss	-	-	-	-	-	(515,013)	-	(515,013)
Balance December 31, 2003	-	-	22,965,018	22,965	3,808	(670,256)	-	(643,483)
Shares issued for services	-	-	3,050,000	3,050	-	-	-	3,050
Share sales	-	-	14,800,000	14,800	375,200	-	(75,000)	315,000
Net Loss	-	-	-	-	-	(628,743)	-	(628,743)
Balance December 31, 2004	-	-	40,815,018	40,815	379,008	(1,298,999)	(75,000)	(954,176)
Collection of stock
subscription receivable	-	-	-	-	-	-	72,500	72,500
Share sales	-	-	4,000,000	4,000	6,000	-	-	10,000
Collection of stock
subscription receivable	-	-	-	-	-	-	2,500	2,500
Correction of 2004 share
sales	-	-	5,000,000	5,000	(5,000)	-	-	-
Net Loss	-	-	-	-	-	(283,421)	-	(283,421)
Balance December 31, 2005	-	-	49,815,018	49,815	380,008	(1,582,420)	-	(1,152,597)
Share sales	-	-	7,000,000	7,000	28,000	-	-	35,000
Shares issued for services	-	-	2,500,000	2,500	85,000	-	-	87,500
Net Loss	-	-	-	-	-	(113,914)	-	(113,914)
Balance March 31, 2006	-	$-	59,315,018	$59,315	$493,008	$(1,696,334)	$-	$(1,144,011)

See accompanying notes to financial statements.

EarthBlock Technologies, Inc and Subsidiary
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Quarter Ended March 31, 2006 and the Year Ended December 31, 2005, and Since Inception
	Quarter	Year to	Year to	Since
	Ending	Date	Date
	March 31, 2006	2006	2005	Inception
Cash Flows from Operating Activities
Net Loss	$(113,914)	$(113,914)	$(283,421)	$(1,541,091)
Adjustments to reconcile net loss to net
cash provided by operating activities
Depreciation and amortization	1,084	1,084	1,759	3,753
Stock for services	87,500	87,500	-	102,550
Stock for interest	-	-	-	965
Decrease in Start Up Costs	-	-	-	33,408
Increase in Accounts payable	5,672	5,672	498	9,144
Increase in Accrued salaries	(18,000)	(18,000)	106,000	685,440
Increase in Accrued interest	8,450	8,450	27,800	97,125
Net Cash (Used) by Operating Activities	(29,208)	(29,208)	(147,364)	(608,706)

Cash Flows from Investing Activities
Increase in Start Up Costs	-	-	-	(33,408)
Purchase of fixed assets	-	-	(303)	(9,402)
Subscriptions receivable	-	-	75,000	-
Net Cash (Used) by Investing Activities	-	-	74,697	(42,810)

Cash Flows from Financing Activities
Increase in Notes payable	-	-	50,000	260,000
Funds paid for Merger shell	-	-	-	(49,000)
Dividend paid	-	-	-	(1,000)
Sale of Common stock	35,000	35,000	10,000	443,001
Cash Flows Provided by Financing Activities	35,000	35,000	60,000	653,001

Net Increase in Cash and Cash Equivalents	5,792	5,792	(12,667)	1,485

Cash and Cash Equivalents - Beginning	(4,307)	(4,307)	8,360	-

Cash and Cash Equivalents - Ending	$1,485	$1,485	$(4,307)	$1,485

See accompanying notes to financial statements.

EarthBlock Technologies, Inc. and Subsidiary
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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
March 31, 2006

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

On February 16, 2006, the Company sold 4,000,000 shares of common stock for $20,000.

On February 21, 2006, the Company issued 2,500,000 shares of common stock for services. The shares were valued at the market value on date of issue, total value $87,500.

On March 29, 2006, the Company sold 1,500,000 shares of common stock for $7,500.

On March 30, 2006, the Company sold 1,500,000 shares of common stock for $7,500.

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

EarthBlock Technologies, Inc. and Subsidiary
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Cash paid during the period for:

			Since
	2006	2005	Inception
Interest	$0	$0	$0
Income taxes	$0	$0	$0

Income Taxes:

The Company accounts for income taxes under a method, which requires a company to recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in a company’s financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statements carrying amounts and tax basis of assets and liabilities using enacted tax rates. The Company presently prepares its tax return on the cash basis and its financial statements on the accrual basis. No deferred tax assets or liabilities have been recognized at this time, since the Company has shown losses for both tax and financial reporting. The Company’s net operating loss carry forward at March 31, 2006 is approximately $1,420,000.

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

NOTE 2 - NOTES PAYABLE

Terra Block Consolidated, Inc.’s Notes Payable:

On October 15, 2002 the Company entered into a loan agreement with an individual to borrow $15,000. The terms of the agreement called for the principal sum of $15,000 to be paid on or before November 15, 2002 and an additional interest amount of $15,000 to be paid on April 15, 2003. The note is unsecured. A payment of $7,500 was made on

EarthBlock Technologies, Inc. and Subsidiary
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2006

NOTE 2 - NOTES PAYABLE - CONTINUED

February 3, 2004. The Company is in default under this agreement. The lender has not made formal demand for payment to date. The balance due on this note at March 31, 2006 and December 31, 2005 was $7,500 plus accrued interest.

On October 21, 2002 the Company entered into a loan agreement with an individual to borrow $10,000. The terms of the agreement called for the principal sum of $10,000 to be paid within 45 days, and an additional interest amount of $10,000 to be paid within 180 days. The note is unsecured. A payment of $5,000 was made on February 3, 2004. The Company is in default under this agreement. The lender has not made formal demand for payment to date. The balance due on this note at March 31, 2006 and December 31, 2005 was $5,000 plus accrued interest.

On December 19, 2002 the Company entered into a loan agreement with an individual to borrow $10,000. The terms of the agreement called for the principal sum of $10,000 to be paid on or before April 15, 2003 plus interest of $2,000. In the event that the principal has not been repaid by April 30, 2003, additional interest is owed equal to $200 per month thereafter. In addition 10,000 shares of common stock will be delivered as additional consideration. The note is unsecured. In addition to the issue of common stock, a payment of $5,000 was made on February 3, 2004. The Company is in default under this agreement. The lender has not made formal demand for payment to date. The balance due on this note at March 31, 2006 and December 31, 2005 $5,000 plus accrued interest.

On December 19, 2002 the Company entered into a loan agreement with an individual to borrow $10,000. The terms of the agreement called for the principal sum of $10,000 to be paid on or before April 15, 2003 plus interest of $2,000. In the event that the principal has not been repaid by April 30, 2003, additional interest is owed equal to $200 per month thereafter. In addition 10,000 shares of common stock will be delivered as additional consideration. The note is unsecured. In addition to the issue of common stock, a payment of $5,000 was made on February 3, 2004. The Company is in default under this agreement. The lender has not made formal demand for payment to date. The balance due on this note at March 31, 2006 and December 31, 2005 was $5,000 plus accrued interest.

On December 20, 2002 the Company entered into a loan agreement with an individual to borrow $10,000. The terms of the agreement called for the principal sum of $10,000 to be paid on or before March 20, 2003 plus interest of $2,000. The note is unsecured. A payment of $5,000 was made on February 3, 2004. The Company is in default under this agreement. The lender has not made formal demand for payment to date. The balance due on this note at March 31, 2006 and December 31, 2005 was $5,000 plus accrued interest.

EarthBlock Technologies, Inc. and Subsidiary
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2006

NOTE 2 - NOTES PAYABLE - CONTINUE
On December 23, 2002 the Company entered into a loan agreement with an individual to borrow $5,000. The terms of the agreement called for the principal sum of $5,000 to be paid on or before April 23, 2003 plus interest of $1,000. The note is unsecured. A payment of $2,500 was made on February 3, 2004. The Company is in default under this agreement. The lender has not made formal demand for payment to date. The balance due on this note at March 1, 2006 and December 31, 2005 was $2,500 plus accrued interest.

On January 15, 2003 the Company entered into a loan agreement with an individual to borrow $20,000. The terms of the agreement called for the principal sum of $20,000 to be paid on or before April 30, 2003 plus interest of $4,000. In the event that the principal has not been repaid by April 30, 2003, additional interest is owed equal to $400 per month thereafter. In addition 20,000 shares of common stock will be delivered as additional consideration. The note is unsecured. In addition to the issue of common stock, a payment of $10,000 was made on February 3, 2004. The Company is in default under this agreement. The lender has not made formal demand for payment to date. The balance on this note at March 31, 2006 and December 31, 2005 was $10,000 plus accrued interest.

On March 14, 2003 the Company entered into a loan agreement with an individual to borrow $10,000. The terms of the agreement called for the principal sum of $10,000 to be paid on or before July 14, 2003 plus interest of $2,000. The note is unsecured. A payment of $5,000 was made on February 3, 2004. The Company is in default under this agreement. The lender has not made formal demand for payment to date. The balance due on this note at March 31, 2006 and December 31, 2005 was $5,000 plus accrued interest.

EarthBlock Technologies, Inc.’s Notes Payable:

On October 6, 2003 the Company entered into a loan agreement with an individual to borrow $20,000 at 10% interest due October 6, 2004. In addition 50,000 shares of common stock will be delivered as additional consideration. The note is unsecured. The Company has issued the common stock required under this agreement. The balance on this note at March 1, 2006 and December 31, 2005 was $20,000 plus accrued interest.

On October 6, 2003 the Company entered into a loan agreement with an investment consortium to borrow $12,500 at 10% interest due October 6, 2004. In addition 200,000 shares of common stock will be delivered as additional consideration. The note is unsecured. The Company has issued the common stock required under this agreement. The balance on this note at March 31, 2006 and December 31, 2005 was $12,500 plus accrued interest.

EarthBlock Technologies, Inc. and Subsidiary
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2006

NOTE 2 - NOTES PAYABLE - CONTINUED

On October 6, 2003 the Company entered into a loan agreement with an individual to borrow $12,500 at 10% interest due October 6, 2004. The note is unsecured. The balance on this note at March 31, 2006 and December 31, 2005 was $12,500 plus accrued interest.

On April 30, 2004 the Company entered into a loan agreement with an Investment Company to borrow $100,000 at 10% interest due December 31, 2004. The note is unsecured. The balance on this note at March 31, 2006 and December 31, 2005 was $100,000 plus accrued interest.

On July 13, 2004 the Company entered into a loan agreement with an Investment Company to borrow $20,000 at 10% interest due January 15, 2005. The note is unsecured. The balance on this note at March 31, 2006 and December 31, 2005 was $20,000 plus accrued interest.

On August 23, 2005 the Company entered into a loan agreement with an individual to borrow $35,000 at 12% interest due February 23, 2006. The note is unsecured. The balance on this note at March 31, 2006 and December 31, 2005 was $35,000 and $0 plus accrued interest respectively.

On August 23, 2005 the Company entered into a loan agreement with an Investment Company to borrow $15,000 at 12% interest due February 23, 2006. The note is unsecured. The balance on this note at March 31, 2006 and December 31, 2005 was $15,000 and $0 plus accrued interest respectively.

All notes are in default, payment was not made on notes stated due dates. The Company has not received any notices of default.

NOTE 3 - STOCKHOLDERS’ EQUITY

Preferred Stock:

At March 31, 2006 and December 31, 2005, the Company had 10,000,000 shares authorized of convertible preferred stock with a par value of $0.001 per share. Additional terms and conditions of the stock are to be set by the board of directors of the Company at the time of issue. There were no shares outstanding at March 31, 2006 and December 31, 2005.

EarthBlock Technologies, Inc. and Subsidiary
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2006

NOTE 3 - STOCKHOLDERS’ EQUITY - CONTINUED

Common Stock:

At March 31, 2006 and December 31, 2005 the Company had 100,000,000 shares authorized common stock with a par value of $0.001 per share. There were 56,815,018 and 49,815,018 shares outstanding at March 31, 2006 and December 31, 2005 respectively.

NOTE 4 - COMMITMENTS

The Company rents its present shared office space on a month to month basis. The Company expects to continue on that basis in 2006. Rent expense through March 31, 2006 and December 31, 2005 was $7,142 and $14,815 respectively.

NOTE 5 - RELATED PARTIES

The Company owed its officers who are also shareholders $685,440 and $706,440 in accrued wages at March 31, 2006 and December 31, 2005 respectively. There are no other amounts due to or from these shareholder officers. The Company entered into employment agreements with its three officers. The agreements are identical. The agreements are for three years, call for annual wages of $120,000 each, with an annual inflation adjustment. The agreements also provide for twelve paid holidays, seven paid personal days and fifteen paid vacation days annually. In addition the Company is to provide $500,000 of group live insurance for each officer, at no cost. The agreements expired in June 2005.

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

Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operation

The following discussion should be read in conjunction with our unaudited interim financial statements and related notes thereto included in this quarterly report and in our audited financial statements and Management’s Discussion And Analysis of Financial Condition or Plan of Operation (“MD&A”) contained in our Form 10-KSB for the year ended December 31, 2005. Certain statements in the following MD&A are forward looking statements. Words such as “expects”, “anticipates”, “estimates” and similar expressions are intended to identify forward looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected.

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

Exhibit 32.1	— Certification of Chief Executive Officer of EarthBlock Technologies, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

Exhibit 32.2	— Certification of Chief Financial Officer of EarthBlock Technologies, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

(B) Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 2005

EARTHBLOCK TECHNOLOGIES, INC. BY: /s/ Gregory A. Pitner Gregory A. Pitner CEO and Chairman