Form 10QSB
period 2006-06-30
EARTHBLOCK TECHNOLOGIES, INC.
filed 2006-08-21
CIK 1103719

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2006

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

Yes [X] No [ ]

Title of Class Number of Shares Outstanding: Common Stock, par value $.001 per share 78,241,269 outstanding as of August 18, 2006.

Documents Incorporated by Reference: None

EARTHBLOCK TECHNOLOGIES, INC.

FORM 10-QSB

Part I - Financial Information
    Item 1 Financial Statements

Pollard-Kelley Auditing Services, Inc.
Auditing Services 3250 West Market St, Suite 307, Fairlawn, OH 44333 330-836-2558

Report of Independent Certified Public Accountants

Board of Directors
EarthBlock Technology, Inc. and Subsidiary

We have reviewed the accompanying consolidated balance sheets of EarthBlock Technology, Inc. and Subsidiary as of June 30, 2006 and the related consolidated statements of income, stockholders’ equity, and cash flows for the three-month and nine-month periods then ended. These interim financial statements are the responsibility of the Company’s management.

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

August 19, 2006
Fairlawn, Ohio

EarthBlock Technologies, Inc and Subsidiary
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
June 30, 2006 and 2005
	2006	2005
ASSETS
Current Assets
Cash and cash equivalents	$-	$8,606
Inventory	76,758	-
Prepaid expenses	50,311	-
Total Current Assets	127,069	8,606
Fixed Assets
Computers	9,402	9,402
Less: Accumulated depreciation	(4,837)	(1,922)
	4,565	7,480
Total Assets	$131,634	$16,086

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Bank overdrafts	$17,036	$-
Notes payable	284,000	210,000
Accounts payable	121,589	104,353
Accrued salaries	623,940	687,060
Accrued payroll taxes	11,813
Accrued interest	105,575	73,775
Total Current Liabilities	1,163,953	1,075,188
Other Liabilities
Derivative liability	26,096	-
Stockholders' Equity
Preferred stock	-	-
Common stock	76,465	44,815
Warrants	52,500
Additional contributed capital	1,275,358	385,008
Deficit accumulated during the
development stage	(2,532,182)	(1,488,925)
Accumulated other comprehensive income	69,444
Subscriptions receivable	-	-
	(1,058,415)	(1,059,102)
Total Liabilities and Stockholders' Equity	$131,634	$16,086

EarthBlock Technologies, Inc and Subsidiary
(A Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS
For the Quarters and Year to Date Ending June 30, 2006 and 2005, and the Period
beginning May, 2002 (Inception) through to June 30, 2006

	Quarter	Quarter	Year to	Year to
	Ending	Ending	Date	Date	Since
	June 30, 2006	June 30, 2005	2006	2005	Inception

Revenues	$-	$27,000		$27,000	$52,000

Cost of Sales
Direct cost of sales	-	12,032	-	12,032	24,057
Gross Profit	-	14,968	-	14,968	27,943

Expenses
Office	2,342	4,063	4,382	9,193	70,140
Amortization	45,228	-	45,228	-	45,228
Depreciation	1,084	506	2,168	1,012	4,837
Interest	350,450	6,450	358,900	12,900	448,539
Licensor expenses	-	-	-	-	81,528
Professional fees	6,148	1,510	98,206	31,300	280,444
Rent	1,933	2,352	9,075	5,939	35,910
Salaries	423,168	65,960	423,168	128,420	1,365,108
Travel	5,495	3,186	8,635	16,130	73,148
	835,848	84,027	949,762	204,894	2,404,882

Net Loss	(835,848)	$(69,059)	(949,762)	$(189,926)	(2,376,939)

Other Comprehensive Income
Decrease in fair value of derivatives	69,444		69,444		69,444

Net Comprehensive Income	$(766,404)		$(880,318)		$(2,307,495)

Net Loss Per Share	$(0.01)		$(0.02)
Net Comprehensive Loss Per Share	$(0.01)		$(0.02)

Weighted average shares outstanding	62,242,240		56,584,185

EarthBlock Technologies, Inc and Subsidiary
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
Since Inception through June 30, 2006
							Deficit
							Accumulated
						Additional	During the	Accumulated Other	Stock
	Preferred Stock		Common Stock			Contributed	Development	Comprehensive	Subscription
	Shares	Amount	Shares	Amount	Warrants	Capital	Stage	Deficit	Receivable	Total
May, 2002 Inception	-	$-	-	$-	$-	$-	$-	$-	$-	$-
Original issue for cash
and services	-	-	10,505,000	8,001	-	-	-	-	-	8,001
Net Loss	-	-	-	-	-	-	-	-	-	-
Balance December 31, 2002	-	-	10,505,000	8,001	-	-	-	-	-	8,001
Merger with LL Brown
International Inc.	-	-	(504,982)	1,999	-	3,808	(154,243)	-	-	(148,436)
Shares issued for services	-	-	12,000,000	12,000	-	-	-	-	-	12,000
Shares issued for interest	-	-	965,000	965	-	-	-	-	-	965
Dividends paid	-	-	-	-	-	-	(1,000)	-	-	(1,000)
Net loss	-	-	-	-	-	-	(515,013)	-	-	(515,013)
Balance December 31, 2003	-	-	22,965,018	22,965	-	3,808	(670,256)	-	-	(643,483)
Shares issued for services	-	-	3,050,000	3,050	-	-	-	-	-	3,050
Share sales	-	-	14,800,000	14,800	-	375,200	-	-	(75,000)	315,000
Net Loss	-	-	-	-	-	-	(628,743)	-	-	(628,743)
Balance December 31, 2004	-	-	40,815,018	40,815	-	379,008	(1,298,999)	-	(75,000)	(954,176)
Collection of stock
subscription receivable	-	-	-	-	-	-	-	-	72,500	72,500
Share sales	-	-	4,000,000	4,000	-	6,000	-	-	-	10,000
Collection of stock
subscription receivable	-	-	-	-	-	-	-	-	2,500	2,500
Correction of 2004 share
sales	-	-	5,000,000	5,000	-	(5,000)	-	-	-	-
Net Loss	-	-	-	-	-	-	(283,421)	-	-	(283,421)
Balance December 31, 2005	-	-	49,815,018	49,815	-	380,008	(1,582,420)	-	-	(1,152,597)
Share sales	-	-	7,000,000	7,000	-	28,000	-	-	-	35,000
Shares issued for services	-	-	2,500,000	2,500	-	85,000	-	-	-	87,500
Net Loss	-	-	-	-	-	-	(113,914)	-	-	(113,914)
Balance March 31, 2006	-	-	59,315,018	59,315	-	493,008	(1,696,334)	-	-	(1,144,011)
Shares issued for services	-	-	5,750,000	5,750	-	451,750	-	-	-	457,500
Shares issued inconnect										-
with certain Notes payable	-	-	11,400,000	11,400	-	330,600	-	-	-	342,000
Sale of warrants					52,500	-	-	-	-	52,500
Net Loss	-	-	-	-	-	-	(835,848)			(835,848)
Net Other Comprehensive										-
Income	-	-	-	-	-	-	-	69,444	-	69,444
Balance June 30, 2006	-	$-	76,465,018	$76,465	$52,500	$1,275,358	$(2,532,182)	$69,444	$-	$(1,058,415)

EarthBlock Technologies, Inc and Subsidiary
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Quarters and Year to Date Ending June 30, 2006 and 2005, and the Period
beginning May, 2002 (Inception) through to June 30, 2006
	Quarter	Quarter	Year to	Year to
	Ending	Ending	Date	Date	Since
	June 30, 2006	June 30, 2005	2006	2005	Inception
Cash Flows from Operating Activities
Net Loss	$(835,848)	$(69,059)	$(949,762)	$(189,926)	$(2,376,939)
Adjustments to reconcile net loss to net
cash provided by operating activities
Depreciation and amortization	46,313	506	47,397	1,012	50,066
Stock for services	457,500	-	545,000	-	560,050
Stock for Debt call relief	342,000		342,000		342,000
Stock for interest	-	-	-	-	965
Decrease in Start Up Costs	-	-	-	-	33,408
(Increase) in Inventory	(76,758)		(76,758)		(76,758)
Increase in Accounts payable	13,009	(1,921)	18,681	1,943	22,153
Increase in Accrued salaries	(61,500)	55,460	(79,500)	89,620	623,940
Increase in Accrued payroll taxes	11,813		11,813		11,813
Increase in Accrued interest	8,450	6,450	16,900	12,900	105,575
Net Cash (Used) by Operating Activities	(95,021)	(8,564)	(124,229)	(84,451)	(703,727)

Cash Flows from Investing Activities
Increase in Start Up Costs	-	-	-	-	(33,408)
Purchase of fixed assets	-	-	-	(303)	(9,402)
Subscriptions receivable	-	2,500	-	75,000	-
Net Cash (Used) by Investing Activities	-	2,500	-	74,697	(42,810)

Cash Flows from Financing Activities
Increase in Notes payable	24,000	-	24,000	-	284,000
Funds paid for Merger shell	-	-	-	-	(49,000)
Sale of Warrants	52,500		52,500		52,500
Dividend paid	-	-	-	-	(1,000)
Sale of Common stock	-	10,000	35,000	10,000	443,001
Cash Flows Provided by Financing Activities	76,500	10,000	111,500	10,000	729,501

Net Increase in Cash and Cash Equivalents	(18,521)	3,936	(12,729)	246	(17,036)

Cash and Cash Equivalents - Beginning	1,485	4,670	(4,307)	8,360	-

Cash and Cash Equivalents - Ending	$(17,036)	$8,606	$(17,036)	$8,606	$(17,036)

See accompanying notes to financial statements.

EarthBlock Technologies, Inc. and Subsidiary
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2006

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
June 30, 2006

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

On February 21, 2006, the Company issued 2,500,000 shares of common stock for services. The shares issued were valued at the market value of the stock on date of issue, total value $87,500.

On March 29, 2006, the Company sold 1,500,000 shares of common stock for $7,500.

On March 30, 2006, the Company sold 1,500,000 shares of common stock for $7,500.

On April 26, 2006, the Company issued 2,500,000 shares of common stock for services. The shares issued were valued at the market value of the stock on date of issue, total value $300,000.

On May 9, 2006, the Company issued 2,000,000 shares of common stock for services. The shares issued were valued at the market value of the stock on date of issue, total value $120,000.

On June 27, 2006, the Company issued 1,250,000 shares of common stock for services. The shares issued were valued at the market value of the stock on date of issue, total value $37,500.

EarthBlock Technologies, Inc. and Subsidiary
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

On June 27, 2006, the Company issued 11,400,000 shares of common stock to two note holders to stay their calling due the note. No formal agreement was signed. The shares issued were valued at the market value of the stock on date of issue, total value $342,000.

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

Income Taxes:

The Company accounts for income taxes under a method, which requires a company to recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in a company’s financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statements carrying amounts and tax basis of assets and liabilities using enacted tax rates. The Company presently prepares its tax return on the cash basis and its financial statements on the accrual basis. No deferred tax assets or liabilities have been recognized at this time, since the Company has shown losses for both tax and financial reporting. The Company’s net operating loss carry forward at June 30, 2006 is approximately $1,800,000.

EarthBlock Technologies, Inc. and Subsidiary
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

NOTE 2 - NOTES PAYABLE

Terra Block Consolidated, Inc.’s Notes Payable:

On October 15, 2002 the Company entered into a loan agreement with an individual to borrow $15,000. The terms of the agreement called for the principal sum of $15,000 to be paid on or before November 15, 2002 and an additional interest amount of $15,000 to be paid on April 15, 2003. The note is unsecured. A payment of $7,500 was made on February 3, 2004. The Company is in default under this agreement. The lender has not made formal demand for payment to date. The balance due on this note at June 30, 2006 and 2005 was $7,500 plus accrued interest.

On October 21, 2002 the Company entered into a loan agreement with an individual to borrow $10,000. The terms of the agreement called for the principal sum of $10,000 to be paid within 45 days, and an additional interest amount of $10,000 to be paid within 180 days. The note is unsecured. A payment of $5,000 was made on February 3, 2004. The Company is in default under this agreement. The lender has not made formal demand for payment to date. The balance due on this note at June 30, 2006 and 2005 was $5,000 plus accrued interest.

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

EarthBlock Technologies, Inc. and Subsidiary
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2006

NOTE 2 - NOTES PAYABLE - CONTINUED

The balance due on this note at June 30, 2006 and 2005 was $5,000 plus accrued interest.

On December 19, 2002 the Company entered into a loan agreement with an individual to borrow $10,000. The terms of the agreement called for the principal sum of $10,000 to be paid on or before April 15, 2003 plus interest of $2,000. In the event that the principal has not been repaid by April 30, 2003, additional interest is owed equal to $200 per month thereafter. In addition 10,000 shares of common stock will be delivered as additional consideration. The note is unsecured. In addition to the issue of common stock, a payment of $5,000 was made on February 3, 2004. The Company is in default under this agreement. The lender has not made formal demand for payment to date. The balance due on this note at June 30, 2006 and 2005 was $5,000 plus accrued interest.

On December 20, 2002 the Company entered into a loan agreement with an individual to borrow $10,000. The terms of the agreement called for the principal sum of $10,000 to be paid on or before March 20, 2003 plus interest of $2,000. The note is unsecured. A payment of $5,000 was made on February 3, 2004. The Company is in default under this agreement. The lender has not made formal demand for payment to date. The balance due on this note at June 30, 2006 and 2005 was $5,000 plus accrued interest.

On December 23, 2002 the Company entered into a loan agreement with an individual to borrow $5,000. The terms of the agreement called for the principal sum of $5,000 to be paid on or before April 23, 2003 plus interest of $1,000. The note is unsecured. A payment of $2,500 was made on February 3, 2004. The Company is in default under this agreement. The lender has not made formal demand for payment to date. The balance due on this note at June 30, 2006 and 2005 was $2,500 plus accrued interest.

On January 15, 2003 the Company entered into a loan agreement with an individual to borrow $20,000. The terms of the agreement called for the principal sum of $20,000 to be paid on or before April 30, 2003 plus interest of $4,000. In the event that the principal has not been repaid by April 30, 2003, additional interest is owed equal to $400 per month thereafter. In addition 20,000 shares of common stock will be delivered as additional consideration. The note is unsecured. In addition to the issue of common stock, a payment of $10,000 was made on February 3, 2004. The Company is in default under this agreement. The lender has not made formal demand for payment to date. The balance on this note at June 30, 2006 2005 was $10,000 plus accrued interest.

EarthBlock Technologies, Inc. and Subsidiary
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2006

NOTE 2 - NOTES PAYABLE - CONTINUED

On March 14, 2003 the Company entered into a loan agreement with an individual to borrow $10,000. The terms of the agreement called for the principal sum of $10,000 to be paid on or before July 14, 2003 plus interest of $2,000. The note is unsecured. A payment of $5,000 was made on February 3, 2004. The Company is in default under this agreement. The lender has not made formal demand for payment to date. The balance due on this note at June 30, 2006 and 2005 was $5,000 plus accrued interest.

EarthBlock Technologies, Inc.’s Notes Payable:

On October 6, 2003 the Company entered into a loan agreement with an individual to borrow $20,000 at 10% interest due October 6, 2004. In addition 50,000 shares of common stock will be delivered as additional consideration. The note is unsecured. The Company has issued the common stock required under this agreement. The balance on this note at June 30, 2006 and 2005 was $20,000 plus accrued interest.

On October 6, 2003 the Company entered into a loan agreement with an investment consortium to borrow $12,500 at 10% interest due October 6, 2004. In addition 200,000 shares of common stock will be delivered as additional consideration. The note is unsecured. The Company has issued the common stock required under this agreement. The balance on this note at June 30, 2006 and 2005 was $12,500 plus accrued interest.

On October 6, 2003 the Company entered into a loan agreement with an individual to borrow $12,500 at 10% interest due October 6, 2004. The note is unsecured. The balance on this note at June 30, 2006 and 2005 was $12,500 plus accrued interest.

On April 30, 2004 the Company entered into a loan agreement with an Investment Company to borrow $100,000 at 10% interest due December 31, 2004. The note is unsecured. The balance on this note at June 30, 2006 2005 was $100,000 plus accrued interest.

On July 13, 2004 the Company entered into a loan agreement with an Investment Company to borrow $20,000 at 10% interest due January 15, 2005. The note is unsecured. The balance on this note at June 30, 2006 and 2005 was $20,000 plus accrued interest.

On August 23, 2005 the Company entered into a loan agreement with an individual to borrow $35,000 at 12% interest due February 23, 2006. The note is unsecured. The balance on this note at June 30, 2006 and 2005 was $35,000 and $0 plus accrued interest respectively.

EarthBlock Technologies, Inc. and Subsidiary
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2006

NOTE 2 - NOTES PAYABLE - CONTINUED

On August 23, 2005 the Company entered into a loan agreement with an Investment Company to borrow $15,000 at 12% interest due February 23, 2006. The note is unsecured. The balance on this note at June 30, 2006 and 2005 was $15,000 and $0 plus accrued interest respectively.

On June 29, 2006, the Company entered into a loan agreement with an individual to borrow $24,000 at 12% interest due December 29, 2006. The note is unsecured. The balance on this note at June 30, 2006 and 2005 was $24,000 and $0 plus accrued interest respectively.

All notes except the June 29, 2006 note are in default, payment was not made on notes stated due dates. The Company has not received any notices of default.

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

Common Stock:

At June 30, 2006 and December 31, 2005 the Company had 100,000,000 shares authorized common stock with a par value of $0.001 per share. There were 76,465,018 and 44,815,018 shares outstanding at June 30, 2006 and 2005 respectively.

Warrants

On May 4, May 9, and June 22, 2006, the Company sold 1,000,000 Class A Warrants for $17,500. Total Class A Warrants sold were 3,000,000 for a total raised of $52,500. Class A Warrants exercise at a price equal to the average weighted price for the lowest eight days of the proceeding 20 trading days multiplied by 70% per share, with a minimum exercise price of $.007 and a maximum exercise price equal to the greater of $.025 or 50% of the computed price. Class A Warrants vest monthly and shall expire 90 days from the day first vested.

EarthBlock Technologies, Inc. and Subsidiary
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2006

NOTE 4 - COMMITMENTS

The Company rents its present shared office space on a month to month basis. The Company expects to continue on that basis in 2006. Rent expense through June 30, 2006 and 2005 was $9,075 and $5,939 respectively.

NOTE 5 - DERIVATIVE LIABILITY ARRISING FROM WARRANTS

The Company accounts for debt with embedded conversion features and warrant issues in accordance with EITF 98-5: Accounting for convertible securities with beneficial conversion features or contingency adjustable conversion and EITF No. 00-27: Application of issue No 98-5 to certain convertible instruments. Conversion features determined to be beneficial to the holder are valued at fair value and recorded to additional paid in capital. The Company determines the fair value to be ascribed to the detachable warrants issued with the convertible debentures utilizing the Black-Scholes method. Any discount derived from determining the fair value to the debenture conversion features and warrants is amortized to financing cost over the life of the debenture. The unamortized costs if any, upon the conversion of the warrants is expensed to financing cost on a pro rata basis over the life of the warrant.

Debt issue with the variable conversion features are considered to be embedded derivatives and are accountable in accordance with FASB 133; Accounting for Derivative Instruments and Hedging Activities. The fairs value of the embedded derivative is recorded to derivative liability. This liability is required to be marked each reporting period. The resulting discount on the debt is amortized to interest expense over the life of the related debt.

NOTE 6 - RELATED PARTIES

The Company owed its officers who are also shareholders $623,940 and $687,060 in accrued wages at June 30, 2006 and 2005 respectively. There are no other amounts due to or from these shareholder officers. The Company entered into employment agreements with its three officers. The agreements are identical. The agreements are for three years, call for annual wages of $120,000 each, with an annual inflation adjustment. The agreements also provide for twelve paid holidays, seven paid personal days and fifteen paid vacation days annually. In addition the Company is to provide $500,000 of group live insurance for each officer, at no cost. The agreements expired in June 2005.

NOTE 7 - GOING CONCERN

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

The construction method is simple; utilizing properly mixed soil compressed into dense, non-fired, uniform building blocks at the building site. The blocks don’t require curing and are stacked on a proper foundation using thin slurry between each layer. A comprehensive bonding takes place between the blocks and results in a block-to-block bond, not a block-to-mortar bond as in concrete hollow block construction. This comprehensive bonding results in a monolithic structure and a block-to-block strength with very high shearing strength. Completed walls require a bond beam on top before the roof is installed. Completed walls receive a stucco finish. The system is fast, a single machine can produce over 3,800 blocks per day and wall construction can be completed with unskilled labor.

The blocks are strong having compressive strength between 1,000 - 1,600 psi without any additives. Building codes in the United States require a non-fired masonry block to have a compressive strength of 300 psi.

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

The Company uses these blocks to build structures that have the following characteristics:

-	The raw material - dirt - is readily available at the job site.

-	No expensive additives required

-	Skilled labor is not required for construction. Blocks are simply plumbed and stacked which reduces labor cost significantly.

-	Excellent thermal performance, reducing heating and cooling costs.

-	Low maintenance.

-	Long lasting and durable.

-	Non-toxic- materials are completely natural and don't out-gas toxic chemicals.

-	Sound resistant.

-	Fire resistant - earthen walls don't burn.

-	Insect resistant - the walls are solid and very dense, discouraging insects.

-	Very strong - highly resistant to extreme wind conditions as found in hurricanes and tornadoes.

-	The monolithic walls and concrete bond beam create a structure very resistant to earthquakes.

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

PART II

Pursuant to the Instructions on Part II of the Form 10-QSB, Items 1, 3 and 5 are omitted.

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

Date: August 21, 2006
EARTHBLOCK TECHNOLOGIES, INC. BY: /s/ Gregory A. Pitner Gregory A. Pitner CEO and Chairman