Form 10QSB
period 2006-09-30
EARTHBLOCK TECHNOLOGIES, INC.
filed 2006-11-21
CIK 1103719

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2006

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

Yes [X] No [ ]

Title of Class Number of Shares Outstanding: Common Stock, par value $.001 per share 88,465,018 outstanding as of November 20, 2006.

Documents Incorporated by Reference: None

EARTHBLOCK TECHNOLOGIES, INC.

FORM 10-QSB

Part I - Financial Information
    Item 1 Financial Statements

Pollard-Kelley Auditing Services, Inc
Auditing Services
3250 West Market St, Suite 307, Fairlawn, OH 44333 330-836-2558

Report of Independent Certified Public Accountants

Board of Directors
EarthBlock Technology, Inc. and Subsidiary

We have reviewed the accompanying consolidated balance sheets of EarthBlock Technology, Inc. and Subsidiary as of September 30, 2006 and the related consolidated statements of income, stockholders’ equity, and cash flows for the three-month and nine-month periods then ended. These interim financial statements are the responsibility of the Company’s management.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in notes to the financial statements, the Company has negative working capital, negative cash flows from operations and recurring operating losses which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in the notes to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles accepted in the United States of America.

Pollard-Kelley Auditing Services, Inc.

/S/ Pollard-Kelley Auditing Services, Inc.
November 20, 2006
Fairlawn, Ohio

EarthBlock Technologies, Inc and Subsidiary
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
September 30, 2006 and 2005

	2006	2005
ASSETS
Current Assets
Cash and cash equivalents	$-	$19,273
Inventory	180,000	-
Prepaid expenses	-	-
Total Current Assets	180,000	19,273
Fixed Assets
Computers	9,402	9,402
Less: Accumulated depreciation	(5,921)	(2,428)
	3,481	6,974
Total Assets	$183,481	$26,247

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Bank overdrafts	$31,909	$-
Notes payable	236,000	260,000
Accounts payable	158,313	102,948
Accrued salaries	603,432	673,560
Accrued payroll taxes	12,644	-
Accrued interest	114,025	80,849
Total Current Liabilities	1,156,323	1,117,357
Other Liabilities
Notes payable	206,500	-
Derivative liability	-	-
Stockholders' Equity
Preferred stock	-	-
Common stock	88,465	49,815
Warrants	-	-
Additional contributed capital	1,662,358	380,008
Deficit accumulated during the
development stage	(2,930,165)	(1,520,933)
Accumulated other comprehensive income	-
Subscriptions receivable	-	-
	(1,179,342)	(1,091,110)
Total Liabilities and Stockholders' Equity	$183,481	$26,247

See accompanying notes to financial statements.

EarthBlock Technologies, Inc and Subsidiary
(A Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS
For the Quarters and Year to Date Ending September 30, 2006 and 2005, and the Period beginning May, 2002 (Inception) through to September 30, 2006

	Quarter	Quarter	Year to	Year to
	Ending	Ending	Date	Date	Since
	2006	2005	2006	2005	Inception

Revenues	$-	$-	$-	$27,000	$52,000

Cost of Sales
Direct cost of sales	112,498	8,525	112,498	20,557	136,555
Gross Profit	(112,498)	(8,525)	(112,498)	6,443	(84,555)

Expenses
Office	6,946	2,416	11,328	11,609	74,744
Amortization	50,311	-	95,539	-	50,311
Depreciation	1,084	506	3,252	1,518	4,837
Interest	8,450	7,074	367,350	19,974	106,539
Licensor expenses	-	-	-	-	81,528
Professional fees	4,123	5,005	102,329	36,305	278,419
Rent	2,768	4,876	11,843	10,815	36,745
Salaries	297,691	-	720,859	128,420	1,239,631
Travel	9,651	3,606	18,286	19,736	77,304
	381,024	23,483	1,330,786	228,377	1,950,058

Net Loss	(493,522)	$(32,008)	(1,443,284)	$(221,934)	(2,034,613)

Other Comprehensive Income
Decrease in fair value of derivatives	26,095		95,539		95,539

Net Comprehensive Income	$(467,427)		$(1,347,745)		$(1,939,074)

Net Loss Per Share	$(0.01)		$(0.02)
Net Comprehensive Loss Per Share	$(0.01)		$(0.02)

Weighted average shares outstanding	81,909,462		65,025,944

See accompanying notes to financial statements.

EarthBlock Technologies, Inc and Subsidiary
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
Since Inception through September 30, 2006

							Deficit
							Accumulated
						Additional	During the	Accumulated Other	Stock
	Preferred Stock		Common Stock			Contributed	Development	Comprehensive	Subscription
	Shares	Amount	Shares	Amount	Warrants	Capital	Stage	Income	Receivable	Total
May, 2002 Inception	-	$-	-	$-	$-	$-	$-	$-	$-	$-
Original issue for cash
and services	-	-	10,505,000	8,001	-	-	-	-	-	8,001
Net Loss	-	-	-	-	-	-	-	-	-	-
Balance December 31, 2002	-	-	10,505,000	8,001	-	-	-	-	-	8,001
Merger with LL Brown
International Inc.	-	-	(504,982)	1,999	-	3,808	(154,243)	-	-	(148,436)
Shares issued for services	-	-	12,000,000	12,000	-	-	-	-	-	12,000
Shares issued for interest	-	-	965,000	965	-	-	-	-	-	965
Dividends paid	-	-	-	-	-	-	(1,000)	-	-	(1,000)
Net loss	-	-	-	-	-	-	(515,013)	-	-	(515,013)
Balance December 31, 2003	-	-	22,965,018	22,965	-	3,808	(670,256)	-	-	(643,483)
Shares issued for services	-	-	3,050,000	3,050	-	-	-	-	-	3,050
Share sales	-	-	14,800,000	14,800	-	375,200	-	-	(75,000)	315,000
Net Loss	-	-	-	-	-	-	(628,743)	-	-	(628,743)
Balance December 31, 2004	-	-	40,815,018	40,815	-	379,008	(1,298,999)	-	(75,000)	(954,176)
Collection of stock
subscription receivable	-	-	-	-	-	-	-	-	72,500	72,500
Share sales	-	-	4,000,000	4,000	-	6,000	-	-	-	10,000
Collection of stock
subscription receivable	-	-	-	-	-	-	-	-	2,500	2,500
Correction of 2004 share
sales	-	-	5,000,000	5,000	-	(5,000)	-	-	-	-
Net Loss	-	-	-	-	-	-	(283,421)	-	-	(283,421)
Balance December 31, 2005	-	-	49,815,018	49,815	-	380,008	(1,582,420)	-	-	(1,152,597)
Share sales	-	-	7,000,000	7,000	-	28,000	-	-	-	35,000
Shares issued for services	-	-	2,500,000	2,500	-	85,000	-	-	-	87,500
Net Loss	-	-	-	-	-	-	(113,914)	-	-	(113,914)
Balance March 31, 2006	-	-	59,315,018	59,315	-	493,008	(1,696,334)	-	-	(1,144,011)
Shares issued for services	-	-	5,750,000	5,750	-	451,750	-	-	-	457,500
Shares issued inconnect										-
with certain Notes payable	-	-	11,400,000	11,400	-	330,600	-	-	-	342,000
Sale of warrants					52,500	-	-	-	-	52,500
Net Loss	-	-	-	-	-	-	(835,848)			(835,848)
Net Other Comprehensive										-
Income	-	-	-	-	-	-	-	69,444	-	69,444
Balance June 30, 2006	-	-	76,465,018	76,465	52,500	1,275,358	(2,532,182)	69,444	-	(1,058,415)
Shares issued for services	-	-	12,000,000	12,000	-	267,000	-	-	-	279,000
Sales of warrants	-	-	-	-	67,500	-	-	-	-	67,500
Net Loss	-	-	-	-	-	-	(493,522)	-	-	(493,522)
Net Other Comprehensive
Income	-	-	-	-	-	-	-	26,095	-	26,095
Issue of Series A Preferred	2	-	-	-	-	-	-	-	-	-
Close out Net Other										-
Comprehensive Income	-	-	-	-	-	-	95,539	(95,539)	-	-
Close out Warrants	-	-	-	-	(120,000)	120,000	-	-	-	-
Balance September 30, 2006	2	$-	88,465,018	$88,465	$-	$1,662,358	$(2,930,165)	$-	$-	$(1,179,342)
See accompanying notes to financial statements.

EarthBlock Technologies, Inc and Subsidiary
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Quarters and Year to Date Ending September 30, 2006 and 2005, and the Period beginning May, 2002 (Inception) through to September 30, 2006

	Quarter	Quarter	Year to	Year to
	Ending	Ending	Date	Date	Since
	2006	2005	2006	2005	Inception
Cash Flows from Operating Activities
Net Loss	$(493,522)	$(32,008)	$(1,443,284)	$(221,934)	$(2,870,461)
Adjustments to reconcile net loss to net
cash provided by operating activities
Depreciation and amortization	51,394	506	98,791	1,518	101,460
Stock for services	279,000	-	824,000	-	839,050
Stock for Debt call relief	-		342,000		342,000
Stock for interest	-	-	-	-	965
Decrease in Start Up Costs	-	-	-	-	33,408
(Increase) in Inventory	(103,242)		(180,000)	-	(180,000)
Increase in Accounts payable	36,724	(1,405)	55,405	538	58,877
Increase in Accrued salaries	(20,508)	(13,500)	(100,008)	76,120	603,432
Increase in Accrued payroll taxes	831	-	12,644	-	12,644
Increase in Accrued interest	8,450	7,074	25,350	19,974	114,025
Net Cash (Used) by Operating Activities	(240,873)	(39,333)	(365,102)	(123,784)	(944,600)
Cash Flows from Investing Activities
Increase in Start Up Costs	-	-	-	-	(33,408)
Purchase of fixed assets	-	-	-	(303)	(9,402)
Subscriptions receivable	-	-	-	75,000	-
Net Cash (Used) by Investing Activities	-	-	-	74,697	(42,810)
Cash Flows from Financing Activities
Increase in Notes payable	158,500	50,000	182,500	50,000	442,500
Funds paid for Merger shell	-	-	-	-	(49,000)
Sale of Warrants	67,500		120,000		120,000
Dividend paid	-	-	-	-	(1,000)
Sale of Common stock	-	-	35,000	10,000	443,001
Cash Flows Provided by Financing Activities	226,000	50,000	337,500	60,000	955,501
Net Increase in Cash and Cash Equivalents	(14,873)	10,667	(27,602)	10,913	(31,909)
Cash and Cash Equivalents - Beginning	(17,036)	8,606	(4,307)	8,360	-

Cash and Cash Equivalents - Ending	$(31,909)	$19,273	$(31,909)	$19,273	$(31,909)

See accompanying notes to financial statements.

EarthBlock Technologies, Inc. and Subsidiary
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2006

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
September 30, 2006

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
September 30, 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

On June 27, 2006, the Company issued 11,400,000 shares of common stock to two note holders to stay their calling due the note. No formal agreement was signed. The shares issued were valued at the market value of the stock on date of issue, total value $342,000.

On August 1, 2006, the Company issued 2,000,000 shares of common stock to two individuals for services. The shares were valued at the market price of the stock on the date of the issue, total value $44,000.

On August 23, 2006, the Company issued 10,000,000 shares of common stock to three individuals for services. The shares were valued at the market price of the stock on the date of issue, total value $235,000.

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

Income Taxes:

The Company accounts for income taxes under a method, which requires a company to recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in a company’s financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statements carrying amounts and tax basis of assets and liabilities using enacted tax rates. The Company presently prepares its tax return on the cash basis and its financial statements on the accrual basis. No deferred tax assets or liabilities have been recognized at this time, since the Company has shown losses for both tax and financial reporting. The Company’s net operating loss carry forward at September 30, 2006 is approximately $2,300,000.

EarthBlock Technologies, Inc. and Subsidiary
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2006

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

NOTE 2 - NOTES PAYABLE

Terra Block Consolidated, Inc.’s Notes Payable:

On October 15, 2002 the Company entered into a loan agreement with an individual to borrow $15,000. The terms of the agreement called for the principal sum of $15,000 to be paid on or before November 15, 2002 and an additional interest amount of $15,000 to be paid on April 15, 2003. The note is unsecured. A payment of $7,500 was made on February 3, 2004. The Company is in default under this agreement. The lender has not made formal demand for payment to date. The balance due on this note at September 30, 2006 and 2005, was $7,500 plus accrued interest.

On October 21, 2002 the Company entered into a loan agreement with an individual to borrow $10,000. The terms of the agreement called for the principal sum of $10,000 to be paid within 45 days, and an additional interest amount of $10,000 to be paid within 180 days. The note is unsecured. A payment of $5,000 was made on February 3, 2004. The Company is in default under this agreement. The lender has not made formal demand for payment to date. The balance due on this note at September 30, 2006 and 2005 was $5,000 plus accrued interest.

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

EarthBlock Technologies, Inc. and Subsidiary
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2006

NOTE 2 - NOTES PAYABLE - CONTINUED

The balance due on this note at September 30, 2006 and 2005 was $5,000 plus accrued interest.

On December 19, 2002 the Company entered into a loan agreement with an individual to borrow $10,000. The terms of the agreement called for the principal sum of $10,000 to be paid on or before April 15, 2003 plus interest of $2,000. In the event that the principal has not been repaid by April 30, 2003, additional interest is owed equal to $200 per month thereafter. In addition 10,000 shares of common stock will be delivered as additional consideration. The note is unsecured. In addition to the issue of common stock, a payment of $5,000 was made on February 3, 2004. The Company is in default under this agreement. The lender has not made formal demand for payment to date. The balance due on this note at September 30, 2006 and 2005 was $5,000 plus accrued interest.

On December 20, 2002 the Company entered into a loan agreement with an individual to borrow $10,000. The terms of the agreement called for the principal sum of $10,000 to be paid on or before March 20, 2003 plus interest of $2,000. The note is unsecured. A payment of $5,000 was made on February 3, 2004. The Company is in default under this agreement. The lender has not made formal demand for payment to date. The balance due on this note at September 30, 2006 and 2005 was $5,000 plus accrued interest.

On December 23, 2002 the Company entered into a loan agreement with an individual to borrow $5,000. The terms of the agreement called for the principal sum of $5,000 to be paid on or before April 23, 2003 plus interest of $1,000. The note is unsecured. A payment of $2,500 was made on February 3, 2004. The Company is in default under this agreement. The lender has not made formal demand for payment to date. The balance due on this note at September 30, 2006 and 2005 was $2,500 plus accrued interest.

On January 15, 2003 the Company entered into a loan agreement with an individual to borrow $20,000. The terms of the agreement called for the principal sum of $20,000 to be paid on or before April 30, 2003 plus interest of $4,000. In the event that the principal has not been repaid by April 30, 2003, additional interest is owed equal to $400 per month thereafter. In addition 20,000 shares of common stock will be delivered as additional consideration. The note is unsecured. In addition to the issue of common stock, a payment of $10,000 was made on February 3, 2004. The Company is in default under this agreement. The lender has not made formal demand for payment to date. The balance on this note at September 30, 2006 2005 was $10,000 plus accrued interest.

EarthBlock Technologies, Inc. and Subsidiary
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2006

NOTE 2 - NOTES PAYABLE - CONTINUED

On March 14, 2003 the Company entered into a loan agreement with an individual to borrow $10,000. The terms of the agreement called for the principal sum of $10,000 to be paid on or before July 14, 2003 plus interest of $2,000. The note is unsecured. A payment of $5,000 was made on February 3, 2004. The Company is in default under this agreement. The lender has not made formal demand for payment to date. The balance due on this note at September 30, 2006 and 2005 was $5,000 plus accrued interest.

EarthBlock Technologies, Inc.’s Notes Payable:

On October 6, 2003 the Company entered into a loan agreement with an individual to borrow $20,000 at 10% interest due October 6, 2004. In addition 50,000 shares of common stock will be delivered as additional consideration. The note is unsecured. The Company has issued the common stock required under this agreement. The balance on this note at September 30, 2006 and 2005 was $20,000 plus accrued interest.

On October 6, 2003 the Company entered into a loan agreement with an investment consortium to borrow $12,500 at 10% interest due October 6, 2004. In addition 200,000 shares of common stock will be delivered as additional consideration. The note is unsecured. The Company has issued the common stock required under this agreement. The balance on this note at September 30, 2006 and 2005 was $12,500 plus accrued interest.

On October 6, 2003 the Company entered into a loan agreement with an individual to borrow $12,500 at 10% interest due October 6, 2004. The note is unsecured. The balance on this note at September 30, 2006 and 2005 was $12,500 plus accrued interest.

On April 30, 2004 the Company entered into a loan agreement with an Investment Company to borrow $100,000 at 10% interest due December 31, 2004. The note is unsecured. The balance on this note at September 30, 2006 and 2005 was $100,000 plus accrued interest.

On July 13, 2004 the Company entered into a loan agreement with an Investment Company to borrow $20,000 at 10% interest due January 15, 2005. The note is unsecured. The balance on this note at September 30, 2006 and 2005 was $20,000 plus accrued interest.

EarthBlock Technologies, Inc. and Subsidiary
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2006

NOTE 2 - NOTES PAYABLE - CONTINUED

On August 23, 2005 the Company entered into a loan agreement with an individual to borrow $35,000 at 12% interest due February 23, 2006. The note is unsecured. The balance on this note at September 30, 2006 and 2005 was $35,000 and $0 plus accrued interest respectively.

On August 23, 2005 the Company entered into a loan agreement with an Investment Company to borrow $15,000 at 12% interest due February 23, 2006. The note is unsecured. The balance on this note at September 30, 2006 and 2005 was $15,000 and $0 plus accrued interest respectively.

On June 29, 2006, the Company entered into a loan agreement with an individual to borrow $114,000 at 12% interest due June 29, 2006. The note is unsecured. The balance on this note at September 30, 2006 and 2005 was $114,000 and $0 plus accrued interest respectively.

On July 5, 2006, the Company entered into a loan agreement with an individual to borrow $24,000 at 12% interest due July 5, 2007. The note is unsecured. The balance on this note at September 30, 2006 and 2005 was $24,000 and $0 plus accrued interest respectively.

On July 20, 2006, the Company entered into a loan agreement with an individual to borrow $7,000 at 12% interest due July 20, 2007. The note is unsecured. The balance on this note at September 30, 2006 and 2005 was $7,000 and $0 plus accrued interest respectively.

On August 4 2006, the Company entered into a loan agreement with an individual to borrow $22,500 at 12% interest due August 4, 2007. The note is unsecured. The balance on this note at September 30, 2006 and 2005 was $22,500 and $0 plus accrued interest respectively.

On August 17, 2006, the Company entered into a loan agreement with an individual to borrow $15,000 at 12% interest due August 17, 2007. The note is unsecured. The balance on this note at September 30, 2006 and 2005 was $15,000 and $0 plus accrued interest respectively.

On June 29, 2006, the Company entered into a loan agreement with an individual to borrow $24,000 at 12% interest due December 29, 2006. The note is unsecured. The balance on this note at September 30, 2006 and 2005 was $24,000 and $0 plus accrued interest respectively.

EarthBlock Technologies, Inc. and Subsidiary
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2006

NOTE 2 - NOTES PAYABLE - CONTINUED

All notes except those dated June 29, 2006 or later are in default, payment was not made on notes stated due dates. The Company has not received any notices of default.

NOTE 3 - STOCKHOLDERS’ EQUITY

Preferred Stock:

At March 31, 2006 and December 31, 2005, the Company had 10,000,000 shares authorized of convertible preferred stock with a par value of $0.001 per share. Additional terms and conditions of the stock are to be set by the board of directors of the Company at the time of issue. On February 7, 2006, the Company established a Series A Preferred stock, consisting of two shares authorized and outstanding. The shares have no dividend rights, no liquidating preference, no conversion rights and no redemption rights. However, the two shares voting in aggregate, to vote on all shareholder matters equal to 60% of the total common share voting. There were 2 and 0 shares outstanding at September 30, 2006 and 2005 respectively..

Common Stock:

At September 30, 2006 and 2005 the Company had 100,000,000 shares authorized common stock with a par value of $0.001 per share. There were 88,465,018 and 44,815,018 shares outstanding at September 30, 2006 and 2005 respectively.

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

On July 17 2006, the Company sold 1,000,000 Class A Warrants for $17,500. Class A Warrants exercise at a price equal to the average weighted price for the lowest eight days of the proceeding 20 trading days multiplied by 70% per share, with a minimum exercise price of $.007 and a maximum exercise price equal to the greater of $.025 or 50% of the computed price. Class A Warrants vest monthly and shall expire 90 days from the day first vested.

EarthBlock Technologies, Inc. and Subsidiary
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2006

NOTE 3 - STOCKHOLDERS’ EQUITY - CONTINUED

On August 23, 2006, the Company sold 10,000,000 Class A Warrants for $50,000. Class A Warrants exercise at a price equal to the average weighted price for the lowest eight days of the proceeding 20 trading days multiplied by 70% per share, with a minimum exercise price of $.007 and a maximum exercise price equal to the greater of $.025 or 50% of the computed price. Class A Warrants vest monthly and shall expire 90 days from the day first vested.

All warrants were exercised as of September 30, 2006.

NOTE 4 - COMMITMENTS

The Company rents its present shared office space on a month to month basis. The Company expects to continue on that basis in 2006. Rent expense through September 30, 2006 and 2005 was $11,843 and $10,815 respectively.

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

EarthBlock Technologies, Inc. and Subsidiary
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2006

NOTE 6 - RELATED PARTIES

The Company owed its officers who are also shareholders $603,432 and $673,560 in accrued wages at September 30, 2006 and 2005 respectively. There are no other amounts due to or from these shareholder officers. The Company entered into employment agreements with its three officers. The agreements are identical. The agreements are for three years, call for annual wages of $120,000 each, with an annual inflation adjustment. The agreements also provide for twelve paid holidays, seven paid personal days and fifteen paid vacation days annually. In addition the Company is to provide $500,000 of group live insurance for each officer, at no cost. The agreements expired in June 2005.

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

IMPLEMENTATION OF BUSINESS STRATEGY DEPENDENT ON ADDITIONAL FINANCING

The Company’s management and auditor have raised grave concerns relative to the Company’s financial ability to continue as a going concern.  Management is and has been actively seeking solutions to the Company’s current financial dilemma and lack of adequate working capital and will continue to do so.  However, unless the Company can find a solution to this problem, management will be facing a likelihood of selling the Company, shutting down operations, or declaring bankruptcy.

In search of a solution, the Company is actively pursuing alliances, mergers, licensing arrangements and joint venture relationships, including entities in which current management has an ownership interest, which will allow the Company to continue operation.  Any business relationship entered into will likely result in significant dilution of ownership to the shareholders with no assurance of successful continuation of the business of the Company.  Any such transactions may lead to changes in control, changes in future plans and ultimately the Company no longer trading on the NASDAQ Bulletin Board.

Further, as the Company requires working capital, sources of such capital may have onerous requirements which will likely result in significant dilution and further indebtedness.  The company may be required to reverse or forward split its stock in order to satisfy a potential investor, and may likely increase the number of its authorized shares providing a potential for additional dilution.

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

November 21, 2006
EARTHBLOCK TECHNOLOGIES, INC. BY: /s/ Gregory A. Pitner Gregory A. Pitner CEO and Chairman