Form 10KSB
period 2006-12-31
EARTHBLOCK TECHNOLOGIES, INC.
filed 2007-04-16
CIK 1103719

UNITED STATES
SECURITES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For Fiscal Year Ended December 31, 2006

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

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: Common Stock, $0.001 Par Value. Preferred Stock, $0.001 Par Value.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

Revenues for year ended December 31, 2006: $0. Aggregate market value of the voting common stock held by non-affiliates of the registrant as of April 12, 2007 was: $455,268. Number of shares of the registrant’s common stock outstanding as of April 12, 2007 was 96,965,018. Number of shares of registrant’s preferred stock outstanding as of April 12, 2007 was two (2).

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

The construction method is simple; utilizing properly mixed soil compressed into dense, non-fired, uniform building blocks at the building site. The blocks don’t require curing and are stacked on a proper foundation using thin slurry between each layer. A comprehensive bonding takes place between the blocks and results in a block-to-block bond, not a block-to-mortar bond as in concrete hollow block construction. This comprehensive bonding results in a monolithic structure and a block-to-block strength with very high shearing strength. Completed walls require a concrete bond beam on top before the roofing system of choice is installed. Completed walls typically receive a stucco finish. The system is fast, a single machine can produce over 3,800 blocks per day and wall construction can be completed with unskilled labor.

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

The Company uses these blocks to build structures that have the following characteristics:

-	The raw material - dirt - is readily available at the job site.

-	No expensive additives required

-	Skilled labor is not required for construction. Blocks are simply plumbed and stacked which reduces labor cost significantly.

-	Excellent thermal performance, reducing heating and cooling costs.

-	Low maintenance.

-	Long lasting and durable.

-	Non-toxic- materials are completely natural and don't out-gas toxic chemicals.

-	Sound resistant

-	Fire resistant - earthen walls don't burn.

-	Insect resistant - the walls are solid and very dense, discouraging insects.

-	Very strong - highly resistant to extreme wind conditions as found in hurricanes and tornadoes.

-	The monolithic walls and bond beam create a structure very resistant to earthquakes.

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

RECENT FINANCING

In 2006, EarthBlock received $277,500 in loans and $155,000 in equity financing. The loans were from each of the three directors and another individual. These loans all have different due dates and interest rates.

EMPLOYEES

As of April 12, 2007, EarthBlock has 2 full-time employees and 0 part-time employees, including executive officers, non- executive officers, secretarial and clerical personnel and field personnel. EarthBlock also retains independent consultants and administrative assistance on a limited basis and expects to continue to do so in the future.

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

None

      ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

      ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of December 31, 2006, EarthBlock had 92,465,018 shares of common stock outstanding and had approximately 170 stockholders of record.

The bid price of our common stock was $0.005 per share on April 12, 2007.

OUR TRANSFER AGENT AS OF APRIL 12, 2007 IS:

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

RESULTS OF OPERATIONS

During fiscal 2006, the Company had total revenues of $0. The Company was successful in securing $432,500 of working capital from several sources.

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

2007 OUTLOOK

During 2007 The Company is planning on expanding development in its housing construction business segments:

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

DIRECTORS AND EXECUTIVE OFFICERS

Set forth below are the names, ages, and positions of the executive officers and directors of the Company

Name	Age	Position(s) with Company
Gregory A. Pitner	43	Chairman, President and CEO
James E. Hines	50	CFO, Vice-President and Director
Gary S. Barker	50	Director

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

Name and Post	Year	Annual Comp Salary (1)	Annual Comp Bonus ($)	Annual Comp Other	LT Comp Rest Stock	LT Comp Options	LTIP Payouts	All Other (1)
Gregory A	2004	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Pitner	2004	-0-	-0-	-0-	-0-	-0-	-0-	-0-
President	2006	$60,000	-0-	-0-	-0-	-0-	-0-	-0-
James E	2004	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Hines	2005	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Vice President	2006	$60,000	-0-	-0-	-0-	-0-	-0-	-0-

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of April 12, 2007, regarding the ownership of the Company’s Common Stock by each shareholder known by the Company to be the beneficial owner of more than five percent (5%) of its outstanding shares of Common Stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the share of Common Stock beneficially owned.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Owner	Percent of Class
Gregory A. Pitner (1)	Common	2,955,702	3.0%
James E. Hines (1)	Common	2,955,702	3.0%
All Executive Officers and
Directors as a Group
(Two (2) persons)	Common	5,911,404	6.0%
C & M Capital, Ltd.	Common	6,000,000	6.2%
Prendiville Revocable Trust	Common	13,446,000	13.9%
Capital Consortium Anstalt	Common	7,000,000	7.2%

(1)	The address for each of the above is c/o EarthBlock Technologies, Inc. 2637 Erie Avenue, Suite 207 Cincinnati, OH 45208.

      ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

At December 31, 2006 the Company had a note payable to Dorothy L. Pitner, a shareholder of EarthBlock Technologies, Inc. and mother of Gregory A. Pitner in the amount of $5,000.

At December 31, 2006 the Company had a note payable to Barker, Brown Investments, LLC. in the amount of $20,000. Gary S. Barker, a Director of EarthBlock Technologies, Inc. is an affiliate of Barker, Brown Investments.

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

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the undersigned has duly caused this Form 10-KSB to be signed on its behalf by the undersigned, there unto duly authorized, in the City of Cincinnati, Ohio, on April 12, 2007.

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

April 12, 2007 April 12, 2007
EARTHBLOCK TECHNOLOGIES, INC.

BY: /S/ Gregory A. Pitner
——————————————
Gregory A. Pitner
President,
CEO and Chairman

BY: /S/ James E. Hines
——————————————
James E. Hines
Vice-President,
CFO and Director

EARTHBLOCK TECHNOLOGIES, INC.
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

-i-

Pollard-Kelley Auditing Services, Inc
Auditing Services
3250 West Market St, Suite 307,
Fairlawn, OH 44333 330-864-2265

Report of Independent Registered Public Accounting Firm

EarthBlock Technologies, Inc. and Subsidiary
(A Development Stage Company)
Cincinnati, Ohio

We have audited the accompanying balance sheets of EarthBlock Technologies and Subsidiary, (formerly Terra Block International, Inc and Subsidiary), (A Development Stage Company) as of December 31, 2006 and 2005, and the related statements of income, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 7 the Company has not generated significant revenues or profits to date. This factor among others raises considerable doubt the Company will be able to continue as a going concern. The Company’s continuation as a going concern depends upon its ability to generate sufficient cash flow to conduct its operations and its ability to obtain additional sources of capital and financing. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management’s plans concerning this matter are also discussed in Note 7.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2006 and 2005, and the results of its operations and it cash flows for each of the two years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting standards.

Pollard-Kelley Auditing Services, Inc.

/S/ Pollard-Kelley Auditing Services, Inc.
Fairlawn, Ohio
March 29, 2007

F-1-

EarthBlock Technologies, Inc and Subsidiary
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
December 31, 2006 and December 31, 2005
	2006	2005
ASSETS

Current Assets
Cash and cash equivalents	$333	$-
Inventory	180,000	-
Total Current Assets	180,333	-

Fixed Assets
Computers	9,402	9,402
Less: Accumulated depreciation	(4,428)	(2,669)
	4,974	6,733

Total Assets	$185,307	$6,733

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Bank overdrafts	$-	$4,307
Notes payable	537,500	260,000
Accounts payable	130,653	102,908
Accrued salaries	609,655	703,440
Accrued payroll taxes	12,644	-
Accrued interest	134,374	88,675
Total Current Liabilities	1,424,826	1,159,330

Stockholders' Equity
Preferred stock	-	-
Common stock	92,465	49,815
Additional contributed capital	1,698,358	380,008
Deficit accumulated during the
development stage	(3,030,342)	(1,582,420)
Subscriptions receivable	-	-
	(1,239,519)	(1,152,597)

Total Liabilities and Stockholders' Equity	$185,307	$6,733
See accompanying notes to financial statements.

F-2-

EarthBlock Technologies, Inc and Subsidiary
(A Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS
For the Years Ended December 31, 2006 and 2005, and Since Inception

	Year to	Year to
	Date	Date	Since
	2006	2005	Inception

Revenues	$-	$27,000	$52,000

Cost of Sales
Direct cost of sales	156,931	24,057	180,988
Gross Profit	(156,931)	2,943	(128,988)

Expenses
Office	21,179	12,873	86,937
Depreciation	1,759	1,759	4,428
Interest	45,699	27,800	135,338
Licensor expenses	-	500	81,528
Professional fees	1,066,875	36,582	1,249,113
Rent	13,776	14,815	40,611
Salaries	120,008	169,800	1,061,948
Travel	21,695	22,235	86,208
	1,290,991	286,364	2,746,111

Net Loss	$(1,447,922)	$(283,421)	$(2,875,099)

Loss per share	$(0.02)

Average shares outstanding	70,313,237

See accompanying notes to financial statements.

F-3-

EarthBlock Technologies, Inc and Subsidiary
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
Since Inception through December 31, 2005
						Deficit
						Accumulated
					Additional	During the	Stock
	Preferred Stock		Common Stock		Contributed	Development	Subscription
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Total
May, 2002 Inception	-	$-	-	$-	$-	$-	$-	$-
Original issue for cash
and services	-	-	10,505,000	8,001	-	-	-	8,001
Net Loss	-	-	-	-	-	-	-	-
Balance December 31, 2002	-	-	10,505,000	8,001	-	-	-	8,001
Merger with LL Brown
International Inc.	-	-	(504,982)	1,999	3,808	(154,243)	-	(148,436)
Shares issued for services	-	-	12,000,000	12,000	-	-	-	12,000
Shares issued for interest	-	-	965,000	965	-	-	-	965
Dividends paid	-	-	-	-	-	(1,000)	-	(1,000)
Net loss	-	-	-	-	-	(515,013)	-	(515,013)
Balance December 31, 2003	-	-	22,965,018	22,965	3,808	(670,256)	-	(643,483)
Shares issued for services	-	-	3,050,000	3,050	-	-	-	3,050
Share sales	-	-	14,800,000	14,800	375,200	-	(75,000)	315,000
Net Loss	-	-	-	-	-	(628,743)	-	(628,743)
Balance December 31, 2004	-	-	40,815,018	40,815	379,008	(1,298,999)	(75,000)	(954,176)
Collection of stock
subscription receivable	-	-	-	-	-	-	72,500	72,500
Share sales	-	-	4,000,000	4,000	6,000	-	-	10,000
Collection of stock
subscription receivable	-	-	-	-	-	-	2,500	2,500
Correction of 2004 share
sales	-	-	5,000,000	5,000	(5,000)	-	-	-
Net Loss	-	-	-	-	-	(283,421)	-	(283,421)
Balance December 31, 2005	-	-	49,815,018	49,815	380,008	(1,582,420)	-	(1,152,597)
Share sales	-	-	7,000,000	7,000	28,000	-	-	35,000
Shares for services	2	-	24,250,000	24,250	839,750	-	-	864,000
Shares issued inconnection
with certain Notes payable	-	-	11,400,000	11,400	330,600	-	-	342,000
Sale and experation of
warrants	-	-	-	-	120,000	-	-	120,000
Net Loss	-	-	-	-	-	(1,447,922)	-	(1,447,922)
Balance December 31, 2006	2	$-	92,465,018	$92,465	$1,698,358	$(3,030,342)	$-	$(1,239,519)
See accompanying notes to financial statements.

F-4-

EarthBlock Technologies, Inc and Subsidiary
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Years Ended December 31, 2006 and 2005, and Since Inception
	Year to	Year to	Since
	Date	Date
	2006	2005	Inception
Cash Flows from Operating Activities
Net Loss	$(1,447,922)	$(283,421)	$(2,875,099)
Adjustments to reconcile net loss to net
cash provided by operating activities
Depreciation and amortization	1,759	1,759	4,428
Stock for services	1,206,000	-	1,221,050
Stock for interest	-	-	965
Decrease in Start Up Costs	-	-	33,408
(Increase in Inventory	(180,000)
Increase in Accounts payable	27,745	498	31,217
Increase in Accrued salaries	(93,785)	106,000	609,655
Increase in Payroll taxes	12,644
Increase in Accrued interest	45,699	27,800	134,374
Net Cash (Used) by Operating Activities	(427,860)	(147,364)	(840,002)

Cash Flows from Investing Activities
Increase in Start Up Costs	-	-	(33,408)
Purchase of fixed assets	-	(303)	(9,402)
Subscriptions receivable	-	75,000	-
Net Cash (Used) by Investing Activities	-	74,697	(42,810)

Cash Flows from Financing Activities
Increase in Notes payable	277,500	50,000	537,500
Funds paid for Merger shell	-	-	(49,000)
Dividend paid	-	-	(1,000)
Sale of Warrants	120,000
Sale of Common stock	35,000	10,000	443,001
Cash Flows Provided by Financing Activities	432,500	60,000	930,501

Net Increase in Cash and Cash Equivalents	4,640	(12,667)	47,689

Cash and Cash Equivalents - Beginning	(4,307)	8,360	-

Cash and Cash Equivalents - Ending	$333	$(4,307)	$47,689

See accompanying notes to financial statements.

F-5-

EarthBlock Technologies, Inc. and Subsidiary

(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2006

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

F-6-

EarthBlock Technologies, Inc. and Subsidiary

(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2006

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

F-7-

EarthBlock Technologies, Inc. and Subsidiary

(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2006

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

On December 7, 2006, the Company issued 4,000,000 shares of common stock to an individual for services. The shares were valued at the market price of the stock on the date of issue, total value $40,000.

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

Income Taxes:

The Company accounts for income taxes under a method, which requires a company to recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in a company’s financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statements carrying amounts and tax basis of assets and liabilities using enacted tax rates. The Company presently prepares its tax return on the
F-8-

EarthBlock Technologies, Inc. and Subsidiary

(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

cash basis and its financial statements on the accrual basis. No deferred tax assets or liabilities have been recognized at this time, since the Company has shown losses for both tax and financial reporting. The Company’s net operating loss carry forward at December 31, 2006 is approximately $2,800,000.

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

NOTE 2 - NOTES PAYABLE

Terra Block Consolidated, Inc.’s Notes Payable:

On October 15, 2002 the Company entered into a loan agreement with an individual to borrow $15,000. The terms of the agreement called for the principal sum of $15,000 to be paid on or before November 15, 2002 and an additional interest amount of $15,000 to be paid on April 15, 2003. The note is unsecured. A payment of $7,500 was made on February 3, 2004. The Company is in default under this agreement. The lender has not made formal demand for payment to date. The balance due on this note at December 31, 2006 and 2005 was $7,500 plus accrued interest.

On October 21, 2002 the Company entered into a loan agreement with an individual to borrow $10,000. The terms of the agreement called for the principal sum of $10,000 to be paid within 45 days, and an additional interest amount of $10,000 to be paid within 180 days. The note is unsecured. A payment of $5,000 was made on February 3, 2004. The Company is in default under this agreement. The lender has not made formal demand for payment to date. The balance due on this note at December 31, 2006 and 2005 was $5,000 plus accrued interest.

On December 19, 2002 the Company entered into a loan agreement with an individual to borrow $10,000. The terms of the agreement called for the principal sum of $10,000 to be paid on or before April 15, 2003 plus interest of $2,000. In the event that the principal has not been repaid by April 30, 2003, additional interest is owed equal to $200 per
F-9-

EarthBlock Technologies, Inc. and Subsidiary

(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2006

NOTE 2 - NOTES PAYABLE - CONTINUED

month thereafter. In addition 10,000 shares of common stock will be delivered as additional consideration. The note is unsecured. In addition to the issue of common stock, a payment of $5,000 was made on February 3, 2004. The Company is in default under this agreement. The lender has not made formal demand for payment to date. The balance due on this note at December 31, 2006 and 2005 was $5,000 plus accrued interest.

On December 19, 2002 the Company entered into a loan agreement with an individual to borrow $10,000. The terms of the agreement called for the principal sum of $10,000 to be paid on or before April 15, 2003 plus interest of $2,000. In the event that the principal has not been repaid by April 30, 2003, additional interest is owed equal to $200 per month thereafter. In addition 10,000 shares of common stock will be delivered as additional consideration. The note is unsecured. In addition to the issue of common stock, a payment of $5,000 was made on February 3, 2004. The Company is in default under this agreement. The lender has not made formal demand for payment to date. The balance due on this note at December 31, 2006 and 2005 was $5,000 plus accrued interest.

On December 20, 2002 the Company entered into a loan agreement with an individual to borrow $10,000. The terms of the agreement called for the principal sum of $10,000 to be paid on or before March 20, 2003 plus interest of $2,000. The note is unsecured. A payment of $5,000 was made on February 3, 2004. The Company is in default under this agreement. The lender has not made formal demand for payment to date. The balance due on this note at December 31, 2006 and 2005 was $5,000 plus accrued interest.

On December 23, 2002 the Company entered into a loan agreement with an individual to borrow $5,000. The terms of the agreement called for the principal sum of $5,000 to be paid on or before April 23, 2003 plus interest of $1,000. The note is unsecured. A payment of $2,500 was made on February 3, 2004. The Company is in default under this agreement. The lender has not made formal demand for payment to date. The balance due on this note at December 31 and 2005 was $2,500 plus accrued interest.

On January 15, 2003 the Company entered into a loan agreement with an individual to borrow $20,000. The terms of the agreement called for the principal sum of $20,000 to be paid on or before April 30, 2003 plus interest of $4,000. In the event that the principal has not been repaid by April 30, 2003, additional interest is owed equal to $400 per month thereafter. In addition 20,000 shares of common stock will be delivered as additional consideration. The note is unsecured. In addition to the issue of common stock, a payment of $10,000 was made on February 3, 2004. The Company is in default under this agreement. The lender has not made formal demand for payment to date. The balance on this note at December 31, 2006 2005 was $10,000 plus accrued interest.
F-10-

EarthBlock Technologies, Inc. and Subsidiary

(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2006

NOTE 2 - NOTES PAYABLE - CONTINUED

On March 14, 2003 the Company entered into a loan agreement with an individual to borrow $10,000. The terms of the agreement called for the principal sum of $10,000 to be paid on or before July 14, 2003 plus interest of $2,000. The note is unsecured. A payment of $5,000 was made on February 3, 2004. The Company is in default under this agreement. The lender has not made formal demand for payment to date. The balance due on this note at December 31, 2006 and 2005 was $5,000 plus accrued interest.

EarthBlock Technologies, Inc.’s Notes Payable:

On October 6, 2003 the Company entered into a loan agreement with an individual to borrow $20,000 at 10% interest due October 6, 2004. In addition 50,000 shares of common stock will be delivered as additional consideration. The note is unsecured. The Company has issued the common stock required under this agreement. The balance on this note at December 31, 2006 and 2005 was $20,000 plus accrued interest.

On October 6, 2003 the Company entered into a loan agreement with an investment consortium to borrow $12,500 at 10% interest due October 6, 2004. In addition 200,000 shares of common stock will be delivered as additional consideration. The note is unsecured. The Company has issued the common stock required under this agreement. The balance on this note at December 31, 2006 and 2005 was $12,500 plus accrued interest.

On October 6, 2003 the Company entered into a loan agreement with an individual to borrow $12,500 at 10% interest due October 6, 2004. The note is unsecured. The balance on this note at December 31, 2006 and 2005 was $12,500 plus accrued interest.

On April 30, 2004 the Company entered into a loan agreement with an Investment Company to borrow $100,000 at 10% interest due December 31, 2004. The note is unsecured. The balance on this note at December 31, 2006 and 2005 was $100,000 plus accrued interest.

On July 13, 2004 the Company entered into a loan agreement with an Investment Company to borrow $20,000 at 10% interest due January 15, 2005. The note is unsecured. The balance on this note at December 31, 2006 and 2005 was $20,000 plus accrued interest.

On August 23, 2005 the Company entered into a loan agreement with an individual to borrow $35,000 at 12% interest due February 23, 2006. The note is unsecured. The balance on this note at December 31, 2006 and 2005 was $35,000 and $35,000 plus accrued interest respectively.
F-11-

EarthBlock Technologies, Inc. and Subsidiary

(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2006

NOTE 2 - NOTES PAYABLE - CONTINUED

On August 23, 2005 the Company entered into a loan agreement with an Investment Company to borrow $15,000 at 12% interest due February 23, 2006. The note is unsecured. The balance on this note at December 31, 2006 and 2005 was $15,000 and $15,000 plus accrued interest respectively.

On June 29, 2006, the Company entered into a loan agreement with an individual to borrow $209,000 at 12% interest due June 29, 2006. The note is unsecured. The balance on this note at December 31, 2006 and 2005 was $209,000 and $0 plus accrued interest respectively.

On July 5, 2006, the Company entered into a loan agreement with an individual to borrow $24,000 at 12% interest due July 5, 2007. The note is unsecured. The balance on this note at December 31, 2006 and 2005 was $24,000 and $0 plus accrued interest respectively.

On July 20, 2006, the Company entered into a loan agreement with an individual to borrow $7,000 at 12% interest due July 20, 2007. The note is unsecured. The balance on this note at December 31, 2006 and 2005 was $7,000 and $0 plus accrued interest respectively.

On August 4 2006, the Company entered into a loan agreement with an individual to borrow $22,500 at 12% interest due August 4, 2007. The note is unsecured. The balance on this note at December 31, 2006 and 2005 was $22,500 and $0 plus accrued interest respectively.

On August 17, 2006, the Company entered into a loan agreement with an individual to borrow $15,000 at 12% interest due August 17, 2007. The note is unsecured. The balance on this note at December 31, 2006 and 2005 was $15,000 and $0 plus accrued interest respectively.

All notes except those dated June 29, 2006 or later are in default, payment was not made on notes stated due dates. The Company has not received any notices of default.
F-12-

EarthBlock Technologies, Inc. and Subsidiary

(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2006

NOTE 3 - STOCKHOLDERS’ EQUITY

Preferred Stock

At December 31, 2006 and 2005, the Company had 10,000,000 shares authorized of convertible preferred stock with a par value of $0.001 per share. Additional terms and conditions of the stock are to be set by the board of directors of the Company at the time of issue. On February 7, 2006, the Company established a Series A Preferred stock, consisting of two shares authorized and outstanding. The shares have no dividend rights, no liquidating preference, no conversion rights and no redemption rights. However, the two shares voting in aggregate, to vote on all shareholder matters equal to 60% of the total common share voting. There were 2 and 0 shares outstanding at December 31, 2006 and 2005 respectively..

Common Stock

At December 31, 2006 and 2005 the Company had 100,000,000 shares authorized common stock with a par value of $0.001 per share. There were 92,465,018 and 44,815,018 shares outstanding at December 31, 2006 and 2005 respectively.

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
F-13-

EarthBlock Technologies, Inc. and Subsidiary

(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2006

NOTE 3 - STOCKHOLDERS’ EQUITY - CONTINUED

All warrants were exercised as of December 31, 2006.

NOTE 4 - COMMITMENTS

The Company rents its present shared office space on a month to month basis. The Company expects to continue on that basis in 2006. Rent expense through December 31, 2006 and 2005 was $13,776 and $14,815 respectively.

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
F-14-

EarthBlock Technologies, Inc. and Subsidiary

(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2006

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

F-15-