Form 10KSB/A
period 2006-12-31
EARTHBLOCK TECHNOLOGIES, INC.
filed 2007-05-09
CIK 1103719

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

      ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 8A. Controls and Procedures.

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-KSB , the Company’s management evaluated, with the participation of the Company’s principal executive officer and principal financial officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act). Based on their evaluation of these disclosure controls and procedures, the Company’s chief executive officer and the Company’s chief financial officer have concluded that the disclosure controls and procedures were effective as of the date of such evaluation to ensure that material information relating to the Company, including its consolidated subsidiaries, particularly during the period in which this Annual Report on Form 10-KSB was being prepared.

Item 8B. Other Information.

None.

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

May 9, 2007 May 9, 2007
EARTHBLOCK TECHNOLOGIES, INC.

BY: /S/ Gregory A. Pitner
——————————————
Gregory A. Pitner
President,
CEO and Chairman

BY: /S/ James E. Hines
——————————————
James E. Hines
Vice-President,
CFO and Director

EARTHBLOCK TECHNOLOGIES, INC.
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

-i-

Pollard-Kelley Auditing Services, Inc.
Auditing Services
4500 Rockside Road, Suite 450,
Independence, OH 44131 330-864-2265

Report of Independent Registered Public Accounting Firm

EarthBlock Technologies, Inc. and Subsidiary
(A Development Stage Company)
Cincinnati, Ohio

We have audited the accompanying balance sheets of EarthBlock Technologies and Subsidiary, (formerly Terra Block International, Inc and Subsidiary), (A Development Stage Company) as of December 31, 2006 and 2005, and the related statements of income, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2006 and for the period from May 2002 through December 31, 2006 (since inception). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 7 the Company has not generated significant revenues or profits to date. This factor among others raises substantial doubt the Company will be able to continue as a going concern. The Company’s continuation as a going concern depends upon its ability to generate sufficient cash flow to conduct its operations and its ability to obtain additional sources of capital and financing. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management’s plans concerning this matter are also discussed in Note 7.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2006 and 2005, and the results of its operations and it cash flows for each of the two years in the period ended December 31, 2006 and for the period from May 2002 through December 31, 2006 (since inception), in conformity with U.S. generally accepted accounting standards.

Pollard-Kelley Auditing Services, Inc.

/S/ Pollard-Kelley Auditing Services, Inc.

Independence, Ohio
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