Form 10QSB
period 2007-03-31
EARTHBLOCK TECHNOLOGIES, INC.
filed 2007-05-14
CIK 1103719

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2007

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

Yes [X] No [ ]

Title of Class Number of Shares Outstanding:Common Stock, par value $.001 per share 96,965,018 outstanding as of May 14, 2007.  Preferred Stock, par value $.001 per share two (2)outstanding as of May 14, 2007.

Documents Incorporated by Reference: None

EARTHBLOCK TECHNOLOGIES, INC.

FORM 10-QSB

Part I - Financial Information
    Item 1 Financial Statements

Pollard-Kelley Auditing Services, Inc.……………………………………………………………
Auditing Services 4500 Rockside Road, Suite 450 Independence OH 44131 330-836-2558

Report of Independent Certified Public Accountants

Board of Directors
EarthBlock Technology, Inc. and Subsidiary

We have reviewed the accompanying consolidated balance sheets of EarthBlock Technology, Inc. and Subsidiary as of March 31, 2007 and the related consolidated statements of income, stockholders’ equity, and cash flows for the three-month and nine-month periods then ended. These interim financial statements are the responsibility of the Company’s management.

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

March 31, 2007
Independence, Ohio

EarthBlock Technologies, Inc and Subsidiary
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
March 31, 2007 and December 31, 2006

	2007	2006

ASSETS
Current Assets
Cash and cash equivalents	$-	$333
Inventory	180,000	180,000
Total Current Assets	180,000	180,333

Fixed Assets
Computers	9,402	9,402
Less: Accumulated depreciation	(4,868)	(4,428)
	4,534	4,974

Total Assets	$184,534	$185,307

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Bank overdrafts	$2,444	$-
Notes payable	537,500	537,500
Accounts payable	134,149	130,653
Accrued salaries	609,655	609,655
Accrued payroll taxes	12,644	12,644
Accrued interest	145,799	134,374
Total Current Liabilities	1,442,191	1,424,826

Stockholders' Equity
Preferred stock	-	-
Common stock	96,965	92,465
Additional contributed capital	1,738,858	1,698,358
Deficit accumulated during the
development stage	(3,093,480)	(3,030,342)
Subscriptions receivable	-	-
	(1,257,657)	(1,239,519)

Total Liabilities and Stockholders' Equity	$184,534	$185,307

See accompanying notes to financial statements.

EarthBlock Technologies, Inc and Subsidiary
(A Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS
For the Quarter Ending March 31, 2007 and the Year Ended December 31, 2006, and Since Inception

	Quarter	Year to
	Ending	Date	Since
	March 31, 2007	2006	Inception

Revenues	$-	$-	$52,000

Cost of Sales
Direct cost of sales	3,610	156,931	184,598
Gross Profit	(3,610)	(156,931)	(132,598)

Expenses
Office	1,138	21,179	88,075
Depreciation	440	1,759	4,868
Interest	11,425	45,699	146,763
Licensor expenses	-	-	81,528
Professional fees	46,346	766,875	995,459
Rent	-	13,776	40,611
Salaries	-	420,008	1,361,948
Travel	179	21,695	86,387
	59,528	1,290,991	2,805,639

Net Loss	$(63,138)	$(1,447,922)	$(2,938,237)

Loss per share	$(0.00)

Average shares outstanding	96,465,018

See accompanying notes to financial statements.

EarthBlock Technologies, Inc and Subsidiary
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
Since Inception through March 31, 2006

						Deficit
						Accumulated
					Additional	During the	Stock
	Preferred Stock		Common Stock		Contributed	Development	Subscription
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Total
May, 2002 Inception	-	$-	-	$-	$-	$-	$-	$-
Original issue for cash
and services	-	-	10,505,000	8,001	-	-	-	8,001
Net Loss	-	-	-	-	-	-	-	-
Balance December 31, 2002	-	-	10,505,000	8,001	-	-	-	8,001
Merger with LL Brown
International Inc.	-	-	(504,982)	1,999	3,808	(154,243)	-	(148,436)
Shares issued for services	-	-	12,000,000	12,000	-	-	-	12,000
Shares issued for interest	-	-	965,000	965	-	-	-	965
Dividends paid	-	-	-	-	-	(1,000)	-	(1,000)
Net loss	-	-	-	-	-	(515,013)	-	(515,013)
Balance December 31, 2003	-	-	22,965,018	22,965	3,808	(670,256)	-	(643,483)
Shares issued for services	-	-	3,050,000	3,050	-	-	-	3,050
Share sales	-	-	14,800,000	14,800	375,200	-	(75,000)	315,000
Net Loss	-	-	-	-	-	(628,743)	-	(628,743)
Balance December 31, 2004	-	-	40,815,018	40,815	379,008	(1,298,999)	(75,000)	(954,176)
Collection of stock
subscription receivable	-	-	-	-	-	-	72,500	72,500
Share sales	-	-	4,000,000	4,000	6,000	-	-	10,000
Collection of stock
subscription receivable	-	-	-	-	-	-	2,500	2,500
Correction of 2004 share
sales	-	-	5,000,000	5,000	(5,000)	-	-	-
Net Loss	-	-	-	-	-	(283,421)	-	(283,421)
Balance December 31, 2005	-	-	49,815,018	49,815	380,008	(1,582,420)	-	(1,152,597)
Share sales	-	-	7,000,000	7,000	28,000	-	-	35,000
Shares for services	2	-	24,250,000	24,250	839,750	-	-	864,000
Shares issued inconnection
with certain Notes payable	-	-	11,400,000	11,400	330,600	-	-	342,000
Sale and experation of
warrants	-	-	-	-	120,000	-	-	120,000
Net Loss	-	-	-	-	-	(1,447,922)	-	(1,447,922)
Balance December 31, 2006	2	-	92,465,018	92,465	1,698,358	(3,030,342)	-	(1,239,519)
Shares for services	-	-	4,500,000	4,500	40,500	-	-	45,000
Net loss	-	-	-	-	-	(63,138)	-	(63,138)
Balance March 31, 2007	2	$-	96,965,018	$96,965	$1,738,858	$(3,093,480)	$-	$(1,257,657)

See accompanying notes to financial statements.

EarthBlock Technologies, Inc and Subsidiary
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Quarter Ending March 31, 2007 and the Year Ended December 31, 2006, and Since Inception

	Quarter	Year to
	Ending	Date	Since
	March 31, 2007	2006	Inception
Cash Flows from Operating Activities
Net Loss	$(63,138)	$(1,447,922)	$(2,938,237)
Adjustments to reconcile net loss to net
cash provided by operating activities
Depreciation and amortization	440	1,759	4,868
Stock for services	45,000	1,206,000	1,266,050
Stock for interest	-	-	965
Decrease in Start Up Costs	-	-	33,408
(Increase) in Inventory	-	(180,000)	(180,000)
Increase in Accounts payable	3,496	27,745	34,713
Increase in Accrued salaries	-	(93,785)	609,655
Increase in Payroll taxes	-	12,644	12,644
Increase in Accrued interest	11,425	45,699	145,799
Net Cash (Used) by Operating Activities	(2,777)	(427,860)	(1,010,135)

Cash Flows from Investing Activities
Increase in Start Up Costs	-	-	(33,408)
Purchase of fixed assets	-	-	(9,402)
Subscriptions receivable	-	-	-
Net Cash (Used) by Investing Activities	-	-	(42,810)

Cash Flows from Financing Activities
Increase in Notes payable	-	277,500	537,500
Funds paid for Merger shell	-	-	(49,000)
Dividend paid	-	-	(1,000)
Sale of Warrants	-	120,000	120,000
Sale of Common stock	-	35,000	443,001
Cash Flows Provided by Financing Activities	-	432,500	1,050,501

Net Increase in Cash and Cash Equivalents	(2,777)	4,640	(2,444)

Cash and Cash Equivalents - Beginning	333	(4,307)	-

Cash and Cash Equivalents - Ending	$(2,444)	$333	$(2,444)

See accompanying notes to financial statements.

EarthBlock Technologies, Inc. and Subsidiary
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2007

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
March 31, 2007

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
March 31, 2007

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

On January 10, 2007, the Company issued 4,500,000 shares of common stock to an individual for services. The shares were valued at the market price of the stock on the date of issue, total value $45,000.

Basis of Consolidation:

The accompanying consolidated financial statements include the accounts of EarthBlock Technologies, Inc. and Terra Block Consolidated, Inc. All significant inter-company accounts and transactions, if any, have been eliminated in consolidation.

Cash and Cash Equivalents:

For the purposes of the Statement of Cash Flows, the Company considers all short-term debt securities to be cash equivalents.

Cash paid during the period for:

			Since
	2007	2006	Inception
Interest	$0	$0	$0
Income taxes	$0	$0	$0

Income Taxes:

The Company accounts for income taxes under a method, which requires a company to recognize deferred tax assets and liabilities for the expected future tax consequences of

EarthBlock Technologies, Inc. and Subsidiary
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2007

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

events that have been recognized in a company’s financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statements carrying amounts and tax basis of assets and liabilities using enacted tax rates. The Company presently prepares its tax return on the cash basis and its financial statements on the accrual basis. No deferred tax assets or liabilities have been recognized at this time, since the Company has shown losses for both tax and financial reporting. The Company’s net operating loss carry forward at March 31, 2007 is approximately $2,900,000.

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

NOTE 2 - NOTES PAYABLE

Terra Block Consolidated, Inc.’s Notes Payable:

On October 15, 2002 the Company entered into a loan agreement with an individual to borrow $15,000. The terms of the agreement called for the principal sum of $15,000 to be paid on or before November 15, 2002 and an additional interest amount of $15,000 to be paid on April 15, 2003. The note is unsecured. A payment of $7,500 was made on February 3, 2004. The Company is in default under this agreement. The lender has not made formal demand for payment to date. The balance due on this note at March 31, 2007 and December 31, 2006 was $7,500 plus accrued interest.

On October 21, 2002 the Company entered into a loan agreement with an individual to borrow $10,000. The terms of the agreement called for the principal sum of $10,000 to be paid within 45 days, and an additional interest amount of $10,000 to be paid within 180 days. The note is unsecured. A payment of $5,000 was made on February 3, 2004. The Company is in default under this agreement. The lender has not made formal demand for payment to date. The balance due on this note at March 31, 2007 and December 31, 2006 was $5,000 plus accrued interest.

EarthBlock Technologies, Inc. and Subsidiary
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2007

NOTE 2 - NOTES PAYABLE - CONTINUED

On December 19, 2002 the Company entered into a loan agreement with an individual to borrow $10,000. The terms of the agreement called for the principal sum of $10,000 to be paid on or before April 15, 2003 plus interest of $2,000. In the event that the principal has not been repaid by April 30, 2003, additional interest is owed equal to $200 per month thereafter. In addition 10,000 shares of common stock will be delivered as additional consideration. The note is unsecured. In addition to the issue of common stock, a payment of $5,000 was made on February 3, 2004. The Company is in default under this agreement. The lender has not made formal demand for payment to date. The balance due on this note at March 31, 2007 and December 31, 2006 was $5,000 plus accrued interest.

On December 19, 2002 the Company entered into a loan agreement with an individual to borrow $10,000. The terms of the agreement called for the principal sum of $10,000 to be paid on or before April 15, 2003 plus interest of $2,000. In the event that the principal has not been repaid by April 30, 2003, additional interest is owed equal to $200 per month thereafter. In addition 10,000 shares of common stock will be delivered as additional consideration. The note is unsecured. In addition to the issue of common stock, a payment of $5,000 was made on February 3, 2004. The Company is in default under this agreement. The lender has not made formal demand for payment to date. The balance due on this note at March 31, 2007 and December 31, 2006 was $5,000 plus accrued interest.

On December 20, 2002 the Company entered into a loan agreement with an individual to borrow $10,000. The terms of the agreement called for the principal sum of $10,000 to be paid on or before March 20, 2003 plus interest of $2,000. The note is unsecured. A payment of $5,000 was made on February 3, 2004. The Company is in default under this agreement. The lender has not made formal demand for payment to date. The balance due on this note at March 31, 2007 and December 31, 2006 was $5,000 plus accrued interest.

On December 23, 2002 the Company entered into a loan agreement with an individual to borrow $5,000. The terms of the agreement called for the principal sum of $5,000 to be paid on or before April 23, 2003 plus interest of $1,000. The note is unsecured. A payment of $2,500 was made on February 3, 2004. The Company is in default under this agreement. The lender has not made formal demand for payment to date. The balance due on this note at March 31, 2007 and December 31, 2006 was $2,500 plus accrued interest.

On January 15, 2003 the Company entered into a loan agreement with an individual to borrow $20,000. The terms of the agreement called for the principal sum of $20,000 to be paid on or before April 30, 2003 plus interest of $4,000. In the event that the principal has not been repaid by April 30, 2003, additional interest is owed equal to $400 per month thereafter. In addition 20,000 shares of common stock will be delivered as additional consideration. The note is unsecured. In addition to the issue of common stock, a payment of $10,000 was made on February 3, 2004. The Company is in default under this agreement. The lender has not made formal demand for payment to date. The balance on this note at March 31, 2007 and December 31, 2006 was $10,000 plus accrued interest.

EarthBlock Technologies, Inc. and Subsidiary
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2007

NOTE 2 - NOTES PAYABLE - CONTINUED

On March 14, 2003 the Company entered into a loan agreement with an individual to borrow $10,000. The terms of the agreement called for the principal sum of $10,000 to be paid on or before July 14, 2003 plus interest of $2,000. The note is unsecured. A payment of $5,000 was made on February 3, 2004. The Company is in default under this agreement. The lender has not made formal demand for payment to date. The balance due on this note at March 31, 2007 and December 31, 2006 was $5,000 plus accrued interest.

EarthBlock Technologies, Inc.’s Notes Payable:

On October 6, 2003 the Company entered into a loan agreement with an individual to borrow $20,000 at 10% interest due October 6, 2004. In addition 50,000 shares of common stock will be delivered as additional consideration. The note is unsecured. The Company has issued the common stock required under this agreement. The balance on this note at March 31, 2007 and December 31, 2006 was $20,000 plus accrued interest.

On October 6, 2003 the Company entered into a loan agreement with an investment consortium to borrow $12,500 at 10% interest due October 6, 2004. In addition 200,000 shares of common stock will be delivered as additional consideration. The note is unsecured. The Company has issued the common stock required under this agreement. The balance on this note at March 31,2007 and December 31, 2006 was $12,500 plus accrued interest.

On October 6, 2003 the Company entered into a loan agreement with an individual to borrow $12,500 at 10% interest due October 6, 2004. The note is unsecured. The balance on this note at March 31, 20067 and December 31, 2006 was $12,500 plus accrued interest.

On April 30, 2004 the Company entered into a loan agreement with an Investment Company to borrow $100,000 at 10% interest due December 31, 2004. The note is unsecured. The balance on this note at March 31, 2007 and December 31, 2006 was $100,000 plus accrued interest.

On July 13, 2004 the Company entered into a loan agreement with an Investment Company to borrow $20,000 at 10% interest due January 15, 2005. The note is unsecured. The balance on this note at March 31, 2007 and December 31, 2006 was $20,000 plus accrued interest.

On August 23, 2005 the Company entered into a loan agreement with an individual to borrow $35,000 at 12% interest due February 23, 2006. The note is unsecured. The balance on this note at March 31, 2007 and December 31, 2006 was $35,000 plus accrued interest.

On August 23, 2005 the Company entered into a loan agreement with an Investment Company to borrow $15,000 at 12% interest due February 23, 2006. The note is unsecured. The balance on this note at March 31, 2007 and December 31, 2007 was $15,000 plus accrued interest.

On June 29, 2006, the Company entered into a loan agreement with an individual to borrow $209,000 at 12% interest due June 29, 2007. The note is unsecured. The balance on this note at March 31, 2007 and December 31, 2006 was $209,000 plus accrued interest.

On July 5, 2006, the Company entered into a loan agreement with an individual to borrow $24,000 at 12% interest due July 5, 2007. The note is unsecured. The balance on this note at March 31, 2007 and December 31, 2006 was $24,000 plus accrued interest.

On July 20, 2006, the Company entered into a loan agreement with an individual to borrow $7,000 at 12% interest due July 20, 2007. The note is unsecured. The balance on this note at March 31, 2007 and December 31, 2006 was $7,000 accrued interest.

On August 4 2006, the Company entered into a loan agreement with an individual to borrow $22,500 at 12% interest due August 4, 2007. The note is unsecured. The balance on this note at March 31, 2007 and December 31, 2006 was $22,500 plus accrued interest.

On August 17, 2006, the Company entered into a loan agreement with an individual to borrow $15,000 at 12% interest due August 17, 2007. The note is unsecured. The balance on this note at March 31, 2007 and December 31, 2006 was $15,000 plus accrued interest.

All notes except those dated June 29, 2006 or later are in default, payment was not made on notes stated due dates. The Company has not received any notices of default.

EarthBlock Technologies, Inc. and Subsidiary
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2007

NOTE 3 - STOCKHOLDERS’ EQUITY

Preferred Stock

At December 31, 2006 and 2005, the Company had 10,000,000 shares authorized of convertible preferred stock with a par value of $0.001 per share. Additional terms and conditions of the stock are to be set by the board of directors of the Company at the time of issue. On February 7, 2006, the Company established a Series A Preferred stock, consisting of two shares authorized and outstanding. The shares have no dividend rights, no liquidating preference, no conversion rights and no redemption rights. However, the two shares voting in aggregate, to vote on all shareholder matters equal to 60% of the total common share voting. There were 2 shares outstanding at March 31, 2007 December 31, 2006 respectively.

Common Stock

At December 31, 2006 and 2005 the Company had 100,000,000 shares authorized common stock with a par value of $0.001 per share. There were 96,965,018 and 92,465,018 shares outstanding at March 31, 2007 and December 31, 2006 respectively.

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
March 31, 2007

NOTE 3 - STOCKHOLDERS’ EQUITY - CONTINUED

All warrants were exercised as of December 31, 2006.

NOTE 4 - COMMITMENTS

The Company rents its present shared office space on a month to month basis. The Company expects to continue on that basis in 2006. Rent expense through March 31, 2007 and December 31, 2006 was $0 and $13,776 respectively.

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

FORWARD-LOOKING INFORMATION

The statements contained herein and other information contained in this report maybe based, in part, on management’s estimates, projections, plans and judgments. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. In this report, the words “anticipates”, “believes”, “expects”, “intends”, “future”, “plans”, “targets” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on the forward-looking statements contained herein. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date hereof. Additionally, these statements are based on certain assumptions that may prove to be erroneous and are subject to certain risks including, but not limited to, The Company’s dependence on limited cash resources, its dependence on certain key personnel within the Company, and its ability to raise additional capital. There are many companies participating in the building industry, many with resources greater than the Company. Greater competition for profitable operations can increase prices and make it more difficult to develop project at reasonable multiples of cash flow. The Company believes that it will be able to compete in this environment and will be able to find attractive investments; however, it is not possible to predict competition or the effect this will have on the Company’s operations. The Company’s operations are also significantly affected by factors, which are outside the control of the Company, including environmental and governmental regulations, as well as weather in the area of the Company’s operations. Accordingly, actual results may differ, possibly materially, from the predictions contained herein.

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

May 14, 2007
EARTHBLOCK TECHNOLOGIES, INC. BY: /s/ Gregory A. Pitner Gregory A. Pitner CEO and Chairman