Form 10QSB/A
period 2007-03-31
EARTHBLOCK TECHNOLOGIES, INC.
filed 2007-06-08
CIK 1103719

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.20549

FORM 10-QSB/A

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

Board of Directors
EarthBlock Technologies, Inc. and Subsidiary
(A Development Stage Company)

We have reviewed the accompanying consolidated balance sheets of EarthBlock Technology, Inc. and Subsidiary (A Development Stage Company) as of March 31, 2007 and the related consolidated statements of income, stockholders’ equity, and cash flows for the three-month ended March 31, 2007.  These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance auditing standards generally accepted in the United States of America, the consolidated balance sheet of EarthBlock Technologies, Inc. and Subsidiary (A Development Stage Company) and the related statements of income, retained earnings, and cash flows for the year then ended and the period from May 2002 through December 31, 2006 (since inception); and in our report dated March 29, 2007, we expressed an subject to opinion on those consolidated financial statements.  In our opinion, subject to the uncertainty of a going concern, the information set forth in the accompanying consolidated balance sheet as of December 31, 2006 and the related statements of income, retained earnings, and cash flows for the year then ended and the period from May 2002 through December 31, 2006 (since inception), is fairly stated, in all material respects.

Pollard-Kelley Auditing Services, Inc.

/S/ Pollard-Kelley Auditing Services, Inc.

May 11, 2007
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

Item 3. Evaluation of Disclosure Controls and Procedures

The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within the required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. They have concluded that, as of that date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

No change in our internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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