Form 10QSB/A
period 2007-03-31
EARTHBLOCK TECHNOLOGIES, INC.
filed 2007-06-12
CIK 1103719

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

Item 3. Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

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

June 12,2007
EARTHBLOCK TECHNOLOGIES, INC. BY: /s/ Gregory A. Pitner Gregory A. Pitner CEO and Chairman