Form 10QSB
period 2007-06-30
EARTHBLOCK TECHNOLOGIES, INC.
filed 2007-08-13
CIK 1103719

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2007

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

Yes [X] No [ ]

Title of Class Number of Shares Outstanding:Common Stock, par value $.001 per share 101,965,018 outstanding as of August 13, 2007.  Preferred Stock, par value $.001 per share two (2) outstanding as of August 13, , 2007.

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
(A Development Stage Company)

We have reviewed the accompanying consolidated balance sheets of EarthBlock Technologies, Inc. and Subsidiary (A Development Stage Company) as of June 30, 2007 and the related consolidated statements of income, stockholders’ equity, and cash flows for the three-month and six-month periods ended June 30, 2007.  These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance auditing standards generally accepted in the United States of America, the consolidated balance sheet of EarthBlock Technologies, Inc. and Subsidiary (A Development Stage Company) and the related statements of income, retained earnings, and cash flows for the year then ended; and in our report dated March 29, 2007, we expressed an subject to opinion on those consolidated financial statements.  In our opinion, subject to the uncertainty of a going concern, the information set forth in the accompanying consolidated balance sheet as of December 31, 2006 and the related statements of income, retained earnings, and cash flows for the year then ended, in all material respects.

Pollard-Kelley Auditing Services, Inc.

/S/ Pollard-Kelley Auditing Services, Inc.

August 11, 2007
Independence, Ohio

EarthBlock Technologies, Inc and Subsidiary
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
June 30, 2007 and December 31, 2006

	2007	2006
ASSETS

Current Assets
Cash and cash equivalents	$50,856	$333
Inventory	126,395	180,000
Total Current Assets	177,251	180,333

Fixed Assets
Computers	9,402	9,402
Less: Accumulated depreciation	(5,308)	(4,428)
	4,094	4,974

Total Assets	$181,345	$185,307

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Bank overdrafts	$-	$-
Notes payable	477,500	537,500
Accounts payable	123,046	130,653
Advances on home sales	140,000	-
Accrued salaries	586,555	609,655
Accrued payroll taxes	12,644	12,644
Accrued interest	134,692	134,374
Total Current Liabilities	1,474,437	1,424,826

Stockholders' Equity
Preferred stock	-	-
Common stock	101,965	92,465
Additional contributed capital	1,753,858	1,698,358
Deficit accumulated during the
development stage	(3,148,915)	(3,030,342)
Subscriptions receivable	-	-
	(1,293,092)	(1,239,519)

Total Liabilities and Stockholders' Equity	$181,345	$185,307

See accompanying notes to financial statements.

EarthBlock Technologies, Inc and Subsidiary
(A Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS
For the Quarter Ending June 30, 2007 and the Year Ended December 31, 2006

	Quarter	Year to	Year to
	Ending	Date	Date
	June 30, 2007	2007	2006

Revenues	$202,900	$202,900	$-

Cost of Sales
Direct cost of sales	201,657	205,267	156,931
Gross Profit	1,243	(2,367)	(156,931)

Expenses
Office	7,745	8,883	21,179
Depreciation	440	880	1,759
Interest	11,452	22,877	45,699
Licensor expenses	-	-	-
Professional fees	24,445	70,791	766,875
Rent	4,172	4,172	13,776
Salaries	-	-	420,008
Travel	8,424	8,603	21,695
	56,678	116,206	1,290,991

Net Loss	$(55,435)	$(118,573)	$(1,447,922)

Loss per share	$(0.00)	$(0.00)

Average shares outstanding	97,131,685	96,798,351

See accompanying notes to financial statements.

EarthBlock Technologies, Inc and Subsidiary
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Quarter Ending June 30, 2007 and the Year Ended December 31, 2006

						Deficit
						Accumulated
					Additional	During the
	Preferred Stock		Common Stock		Contributed	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total
Balance December 31, 2005	-	-	49,815,018	49,815	380,008	(1,582,420)	(1,152,597)
Share sales	-	-	7,000,000	7,000	28,000	-	35,000
Shares for services	2	-	24,250,000	24,250	839,750	-	864,000
Shares issued inconnection
with certain Notes payable	-	-	11,400,000	11,400	330,600	-	342,000
Sale and experation of
warrants	-	-	-	-	120,000	-	120,000
Net Loss	-	-	-	-	-	(1,447,922)	(1,447,922)
Balance December 31, 2006	2	-	92,465,018	92,465	1,698,358	(3,030,342)	(1,239,519)
Shares for services	-	-	4,500,000	4,500	40,500	-	45,000
Net loss	-	-	-	-	-	(63,138)	(63,138)
Balance March 31, 2007	2	-	96,965,018	96,965	1,738,858	(3,093,480)	(1,257,657)
Shares for services	-	-	5,000,000	5,000	15,000	-	20,000
Net loss	-	-	-	-	-	(55,435)	(55,435)
Balance June 30, 2007	2	-	101,965,018	$101,965	$1,753,858	$(3,148,915)	$(1,293,092)

See accompanying notes to financial statements.

EarthBlock Technologies, Inc and Subsidiary
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Quarter Ending June 30, 2007 and the Year Ended December 31, 2006

	Quarter	Year to	Year to
	Ending	Date	Date
	June 30, 2007	2007	2006
Cash Flows from Operating Activities
Net Loss	$(55,435)	$(118,573)	$(1,447,922)
Adjustments to reconcile net loss to net
cash provided by operating activities
Depreciation and amortization	440	880	1,759
Stock for services	20,000	65,000	1,206,000
(Increase) in Inventory	53,605	53,605	(180,000)
Increase in Accounts payable	(11,103)	(7,607)	27,745
Increase in Advances on home sales	140,000	140,000
Increase in Accrued salaries	(23,100)	(23,100)	(93,785)
Increase in Payroll taxes	-	-	12,644
Increase in Accrued interest	(11,107)	318	45,699
Net Cash (Used) by Operating Activities	113,300	110,523	(427,860)

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities
Increase in Notes payable	60,000	60,000	277,500
Payments on Notes payable	(120,000)	(120,000)	-
Sale of Warrants	-	-	120,000
Sale of Common stock	-	-	35,000
Cash Flows Provided by Financing Activities	(60,000)	(60,000)	432,500

Net Increase in Cash and Cash Equivalents	53,300	50,523	4,640

Cash and Cash Equivalents - Beginning	(2,444)	333	(4,307)

Cash and Cash Equivalents - Ending	$50,856	$50,856	$333

See accompanying notes to financial statements.

EarthBlock Technologies, Inc. and Subsidiary
NOTES TO FINANCIAL STATEMENTS
June 30, 2007

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

EarthBlock Technologies, Inc. and Subsidiary
NOTES TO FINANCIAL STATEMENTS
June 30, 2007

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

EarthBlock Technologies, Inc. and Subsidiary
NOTES TO FINANCIAL STATEMENTS
June 30, 2007

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

On June 27, 2007, the Company issued 5,000,000 shares of common stock to an individual for services.  The shares were valued at the market price on the date of issue, total value $20,000.

Basis of Consolidation:

The accompanying consolidated financial statements include the accounts of EarthBlock Technologies, Inc. and Terra Block Consolidated, Inc.  All significant inter-company accounts and transactions, if any, have been eliminated in consolidation.

Cash and Cash Equivalents:

For the purposes of the Statement of Cash Flows, the Company considers all short-term debt securities to be cash equivalents.

Cash paid during the period for:

	2007	2006
Interest	$0	$0
Income taxes	$0	$0

Income Taxes:

The Company accounts for income taxes under a method, which requires a company to recognize deferred tax assets and liabilities for the expected future tax consequences of

EarthBlock Technologies, Inc. and Subsidiary
 NOTES TO FINANCIAL STATEMENTS
June 30, 2007

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

events that have been recognized in a company’s financial statements or tax returns.  Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statements carrying amounts and tax basis of assets and liabilities using enacted tax rates.  The Company presently prepares its tax return on the cash basis and its financial statements on the accrual basis.  No deferred tax assets or liabilities have been recognized at this time, since the Company has shown losses for both tax and financial reporting.  The Company’s net operating loss carry forward at June 30, 2007 is approximately $3,000,000.

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

Development Stage:

The Company elected to exit the development stage during the second quarter of 2007 with the sale of its first two earth compacted homes.

NOTE 2 – NOTES PAYABLE

Terra Block Consolidated, Inc.’s Notes Payable:

On October 15, 2002 the Company entered into a loan agreement with an individual to borrow $15,000.  The terms of the agreement called for the principal sum of $15,000 to be paid on or before November 15, 2002 and an additional interest amount of $15,000 to be paid on April 15, 2003.  The note is unsecured.  A payment of $7,500 was made on February 3, 2004. The Company is in default under this agreement. The lender has not made formal demand for payment to date. The balance due on this note at June 30, 2007 and December 31, 2006 was $7,500 plus accrued interest.

On October 21, 2002 the Company entered into a loan agreement with an individual to borrow $10,000.  The terms of the agreement called for the principal sum of $10,000 to be paid within 45 days, and an additional interest amount of $10,000 to be paid within 180 days.  The note is unsecured.  A payment of $5,000 was made on February 3, 2004.  The Company is in default under this agreement. The lender has not made formal demand for payment to date. The balance due on this note at June 30, 2007 and December 31, 2006 was $5,000 plus accrued interest.

EarthBlock Technologies, Inc. and Subsidiary
NOTES TO FINANCIAL STATEMENTS
June 30, 2007

NOTE 2 – NOTES PAYABLE – CONTINUED

On December 19, 2002 the Company entered into a loan agreement with an individual to borrow $10,000.  The terms of the agreement called for the principal sum of $10,000 to be paid on or before April 15, 2003 plus interest of $2,000.  In the event that the principal has not been repaid by April 30, 2003, additional interest is owed equal to $200 per month thereafter. In addition 10,000 shares of common stock will be delivered as additional consideration.  The note is unsecured.  In addition to the issue of common stock, a payment of $5,000 was made on February 3, 2004.  The Company is in default under this agreement. The lender has not made formal demand for payment to date. The balance due on this note at June 30, 2007 and December 31, 2006 was $5,000 plus accrued interest.

On December 19, 2002 the Company entered into a loan agreement with an individual to borrow $10,000.  The terms of the agreement called for the principal sum of $10,000 to be paid on or before April 15, 2003 plus interest of $2,000.  In the event that the principal has not been repaid by April 30, 2003, additional interest is owed equal to $200 per month thereafter. In addition 10,000 shares of common stock will be delivered as additional consideration.  The note is unsecured.  In addition to the issue of common stock, a payment of $5,000 was made on February 3, 2004.  The Company is in default under this agreement. The lender has not made formal demand for payment to date. The balance due on this note at June 30, 2007 and December 31, 2006 was $5,000 plus accrued interest.

On December 20, 2002 the Company entered into a loan agreement with an individual to borrow $10,000.  The terms of the agreement called for the principal sum of $10,000 to be paid on or before March 20, 2003 plus interest of $2,000.  The note is unsecured.  A payment of $5,000 was made on February 3, 2004.  The Company is in default under this agreement. The lender has not made formal demand for payment to date. The balance due on this note at June 30, 2007 and December 31, 2006 was $5,000 plus accrued interest.

On December 23, 2002 the Company entered into a loan agreement with an individual to borrow $5,000.  The terms of the agreement called for the principal sum of $5,000 to be paid on or before April 23, 2003 plus interest of $1,000.  The note is unsecured.  A payment of $2,500 was made on February 3, 2004.  The Company is in default under this agreement. The lender has not made formal demand for payment to date. The balance due on this note at June 30, 2007 and December 31, 2006 was $2,500 plus accrued interest.

On January 15, 2003 the Company entered into a loan agreement with an individual to borrow $20,000.  The terms of the agreement called for the principal sum of $20,000 to be paid on or before April 30, 2003 plus interest of $4,000.   In the event that the principal has not been repaid by April 30, 2003, additional interest is owed equal to $400 per month thereafter.  In addition 20,000 shares of common stock will be delivered as

EarthBlock Technologies, Inc. and Subsidiary
NOTES TO FINANCIAL STATEMENTS
June 30, 2007

NOTE 2 – NOTES PAYABLE – CONTINUED

additional consideration. The note is unsecured.  In addition to the issue of common stock, a payment of $10,000 was made on February 3, 2004.  The Company is in default under this agreement. The lender has not made formal demand for payment to date.  The balance on this note at June 30, 2007 and December 31, 2006 was $10,000 plus accrued interest.

On March 14, 2003 the Company entered into a loan agreement with an individual to borrow $10,000.  The terms of the agreement called for the principal sum of $10,000 to be paid on or before July 14, 2003 plus interest of $2,000.  The note is unsecured.  A payment of $5,000 was made on February 3, 2004.  The Company is in default under this agreement. The lender has not made formal demand for payment to date. The balance due on this note at June 30, 2007 and December 31, 2006 was $5,000 plus accrued interest.

EarthBlock Technologies, Inc.’s Notes Payable:

On October 6, 2003 the Company entered into a loan agreement with an individual to borrow $20,000 at 10% interest due October 6, 2004.  In addition 50,000 shares of common stock will be delivered as additional consideration. The note is unsecured. The Company has issued the common stock required under this agreement.  The balance on this note at June 30, 2007 and December 31, 2006 was $20,000 plus accrued interest.

On October 6, 2003 the Company entered into a loan agreement with an investment consortium to borrow $12,500 at 10% interest due October 6, 2004.  In addition 200,000 shares of common stock will be delivered as additional consideration. The note is unsecured. The Company has issued the common stock required under this agreement.  The balance on this note at June 30, 2007 and December 31, 2006 was $0 and $12,500 plus accrued interest, respectively.

On October 6, 2003 the Company entered into a loan agreement with an individual to borrow $12,500 at 10% interest due October 6, 2004. The note is unsecured.  The balance on this note at June 30, 2007 and December 31, 2006 was $0 and $12,500 plus accrued interest, respectively.

On April 30, 2004 the Company entered into a loan agreement with an Investment Company to borrow $100,000 at 10% interest due December 31, 2004. The note is unsecured.  The balance on this note at June 30, 2007 and December 31, 2006 was $100,000 plus accrued interest.

EarthBlock Technologies, Inc. and Subsidiary
NOTES TO FINANCIAL STATEMENTS
June 30, 2007

NOTE 2 – NOTES PAYABLE – CONTINUED

On July 13, 2004 the Company entered into a loan agreement with an Investment Company to borrow $20,000 at 10% interest due January 15, 2005. The note is unsecured.  The balance on this note at June 30, 2007 and December 31, 2006 was $0 and $20,000 plus accrued interest, respectively.

On August 23, 2005 the Company entered into a loan agreement with an individual to borrow $35,000 at 12% interest due February 23, 2006.  The note is unsecured.  The balance on this note at June 30, 2007 and December 31, 2006 was $35,000 plus accrued interest.

On August 23, 2005 the Company entered into a loan agreement with an Investment Company to borrow $15,000 at 12% interest due February 23, 2006.  The note is unsecured.  The balance on this note at June 30, 2007 and December 31, 2007 was $15,000 plus accrued interest.

On June 29, 2006, the Company entered into a loan agreement with an individual to borrow $209,000 at 12% interest due June 29, 2007.  The note is unsecured.  The balance on this note at June 30, 2007 and December 31, 2006 was $185,000 and $209,000 plus accrued interest, respectively.

On July 5, 2006, the Company entered into a loan agreement with an individual to borrow $24,000 at 12% interest due July 5, 2007.  The note is unsecured.  The balance on this note at June 30, 2007 and December 31, 2006 was $0 and $24,000 plus accrued interest, respectively.

On July 20, 2006, the Company entered into a loan agreement with an individual to borrow $7,000 at 12% interest due July 20, 2007.  The note is unsecured.  The balance on this note at June 30, 2007 and December 31, 2006 was $5,000 and $7,000 accrued interest, respectively.

On August 4 2006, the Company entered into a loan agreement with an individual to borrow $22,500 at 12% interest due August 4, 2007.  The note is unsecured.  The balance on this note at June 30, 2007 and December 31, 2006 was $0 and $22,500 plus accrued interest, respectively.

On August 17, 2006, the Company entered into a loan agreement with an individual to borrow $15,000 at 12% interest due August 17, 2007.  The note is unsecured.  The balance on this note at June 30, 2007 and December 31, 2006 was $0 and $15,000 plus accrued interest, respectively.

EarthBlock Technologies, Inc. and Subsidiary
NOTES TO FINANCIAL STATEMENTS
June 30, 2007

NOTE 2 – NOTES PAYABLE – CONTINUED

On May 4, 2007, the Company entered into a loan agreement with an investment company to borrow $60,000 at 12% interest due May 4, 2008.  The note is unsecured.  The balance on this note at June 30, 2007 and December 31, 2006 was $60,000 and $0 plus accrued interest, respectively.

All notes except those dated May 4, 2007 or later  are in default, payment was not made on notes stated due dates.  The Company has not received any notices of default.

NOTE 3 – STOCKHOLDERS’ EQUITY

Preferred Stock

At June 30, 2007 and December 31, 2006, the Company had 10,000,000 shares authorized of convertible preferred stock with a par value of $0.001 per share.  Additional terms and conditions of the stock are to be set by the board of directors of the Company at the time of issue.  On February 7, 2006, the Company established a Series A Preferred stock, consisting of two shares authorized and outstanding.  The shares have no dividend rights, no liquidating preference, no conversion rights and no redemption rights.  However, the two shares voting in aggregate, to vote on all shareholder matters equal to 60% of the total common share voting. There were 2 shares outstanding at June 30, 2007 December 31, 2006 respectively.

Common Stock

At December 31, 2006 the Company had 100,000,000 shares authorized common stock with a par value of $0.001 per share.  On June 21, 2007, the Company increased the authorized shares to 2,000,000,000 shares with a par value of $0.001 per share.  There were 101,965,018 and 92,465,018 shares outstanding at June 30, 2007 and December 31, 2006 respectively.

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
NOTES TO FINANCIAL STATEMENTS
June 30, 2007

NOTE 3 – STOCKHOLDERS’ EQUITY – CONTINUED

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

All warrants were exercised as of December 31, 2006.

NOTE 4 – COMMITMENTS

The Company rents its present shared office space on a month to month basis. The Company expects to continue on that basis in 2006.  Rent expense through June 30, 2007 and December 31, 2006 was $4,172 and $13,776 respectively.

NOTE 5 – DERIVATIVE LIABILITY ARRISING FROM WARRANTS

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

EarthBlock Technologies, Inc. and Subsidiary
NOTES TO FINANCIAL STATEMENTS
June 30, 2007

NOTE 6 – RELATED PARTIES

The Company owed its officers who are also shareholders $586,555 and $673,560 in accrued wages at September 30, 2006 and 2005 respectively.  There are no other amounts due to or from these shareholder officers.

NOTE 7 – GOING CONCERN

The Company has not generated significant revenues or profits to date.  This factor among others raises considerable doubt the Company will be able to continue as a going concern.

The Company’s continuation as a going concern depends upon its ability to generate sufficient cash flow to conduct its operations and its ability to obtain additional sources of capital and financing.  The accompanying consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.  Managements plans to relieve these problems by continuing to raise working capital either through stock sales or loan

Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operation

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

August 13, 2007
EARTHBLOCK TECHNOLOGIES, INC. BY: /s/ Gregory A. Pitner Gregory A. Pitner CEO and Chairman