Form 10QSB
period 2007-09-30
EARTHBLOCK TECHNOLOGIES, INC.
filed 2007-11-19
CIK 1103719

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2007

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

Yes [X] No [ ]

Title of Class Number of Shares Outstanding:Common Stock, par value $.001 per share 101,965,018 outstanding as of November 15, 2007.  Preferred Stock, par value $.001 per share two (2) outstanding as of November 15, 2007.

Documents Incorporated by Reference: None

EARTHBLOCK TECHNOLOGIES, INC.

FORM 10-QSB

Part I - Financial Information
    Item 1 Financial Statements

Pollard-Kelley Auditing Services, Inc.
Auditing Services	4500 Rockside Road, Suite 450 Independence OH 44131 330-836-2558

Report of Independent Certified Public Accountants

Board of Directors
EarthBlock Technologies, Inc. and Subsidiary

We have reviewed the accompanying consolidated balance sheets of EarthBlock Technologies, Inc. and Subsidiary as of September 30, 2007 and the related consolidated statements of income, stockholders’ equity, and cash flows for the three-month and nine-month periods ended September 30, 2007.  These interim financial statements are the responsibility of the Company’s management.

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

Pollard-Kelley Auditing Services, Inc.

/S/ Pollard-Kelley Auditing Services, Inc.

November 15, 2007
Independence, Ohio

EarthBlock Technologies, Inc and Subsidiary
CONSOLIDATED BALANCE SHEET
September 30, 2007 and December 31, 2006
	2007	2006
ASSETS

Current Assets
Cash and cash equivalents	$(7,928)	$333
Inventory	186,065	180,000
Total Current Assets	178,137	180,333

Fixed Assets
Computers	9,402	9,402
Less: Accumulated depreciation	(5,748)	(4,428)
	3,654	4,974

Total Assets	$181,791	$185,307

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Bank overdrafts	$-	$-
Notes payable	478,070	537,500
Accounts payable	129,286	130,653
Advances on home sales	160,000	-
Accrued salaries	587,387	609,655
Accrued payroll taxes	12,644	12,644
Accrued interest	146,117	134,374
Total Current Liabilities	1,513,504	1,424,826

Stockholders' Equity
Preferred stock	-	-
Common stock	101,965	92,465
Additional contributed capital	1,753,858	1,698,358
Deficit accumulated during the
development stage	(3,187,536)	(3,030,342)
Subscriptions receivable	-	-
	(1,331,713)	(1,239,519)

Total Liabilities and Stockholders' Equity	$181,791	$185,307
See accompanying notes to financial statements.

EarthBlock Technologies, Inc and Subsidiary
CONSOLIDATED STATEMENT OF OPERATIONS
For the Quarter Ending September 30, 2007 and the Year Ended December 31, 2006

	Quarter	Year to	Year to
	Ending	Date	Date
	September 30, 2007	2007	2006

Revenues	$-	$202,900	$-

Cost of Sales
Direct cost of sales	17,405	222,672	156,931
Gross Profit	(17,405)	(19,772)	(156,931)

Expenses
Office	2,421	11,304	21,179
Depreciation	440	1,320	1,759
Interest	11,425	34,302	45,699
Licensor expenses	-	-	-
Professional fees	2,455	73,246	766,875
Rent	2,010	6,182	13,776
Salaries	-	-	420,008
Travel	2,465	11,068	21,695
	21,216	137,422	1,290,991

Net Loss	$(38,621)	$(157,194)	$(1,447,922)

Loss per share	$(0.00)	$(0.00)

Average shares outstanding	101,965,018	98,520,574

See accompanying notes to financial statements.

EarthBlock Technologies, Inc and Subsidiary
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Quarter Ending September 30, 2007 and the Year Ended December 31, 2006

					Additional
	Preferred Stock		Common Stock		Contributed	Retained
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance December 31, 2005	-	-	49,815,018	49,815	380,008	(1,582,420)	(1,152,597)
Share sales	-	-	7,000,000	7,000	28,000	-	35,000
Shares for services	2	-	24,250,000	24,250	839,750	-	864,000
Shares issued inconnection
with certain Notes payable	-	-	11,400,000	11,400	330,600	-	342,000
Sale and experation of
warrants	-	-	-	-	120,000	-	120,000
Net Loss	-	-	-	-	-	(1,447,922)	(1,447,922)
Balance December 31, 2006	2	-	92,465,018	92,465	1,698,358	(3,030,342)	(1,239,519)
Shares for services	-	-	4,500,000	4,500	40,500	-	45,000
Net loss	-	-	-	-	-	(63,138)	(63,138)
Balance March 31, 2007	2	-	96,965,018	96,965	1,738,858	(3,093,480)	(1,257,657)
Shares for services	-	-	5,000,000	5,000	15,000	-	20,000
Net loss	-	-	-	-	-	(55,435)	(55,435)
Balance June 30, 2007	2	-	101,965,018	101,965	1,753,858	(3,148,915)	(1,293,092)
Net loss	-	-	-	-	-	(38,621)	(38,621)
Balance September 30, 2007	2	$-	101,965,018	$101,965	$1,753,858	$(3,187,536)	$(1,331,713)

See accompanying notes to financial statements.

EarthBlock Technologies, Inc and Subsidiary
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Quarter Ending September 30, 2007 and the Year Ended December 31, 2006
	Quarter	Year to	Year to
	Ending	Date	Date
	September 30, 2007	2007	2006
Cash Flows from Operating Activities
Net Loss	$(38,621)	$(157,194)	$(1,447,922)
Adjustments to reconcile net loss to net
cash provided by operating activities
Depreciation and amortization	440	1,320	1,759
Stock for services	-	65,000	1,206,000
(Increase) in Inventory	(59,670)	(6,065)	(180,000)
Increase in Accounts payable	6,239	(1,368)	27,745
Increase in Advances on home sales	20,000	160,000
Increase in Accrued salaries	832	(22,268)	(93,785)
Increase in Payroll taxes	-	-	12,644
Increase in Accrued interest	11,425	11,743	45,699
Net Cash (Used) by Operating Activities	(59,355)	51,168	(427,860)

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities
Increase in Notes payable	571	60,571	277,500
Payments on Notes payable	-	(120,000)	-
Sale of Warrants	-	-	120,000
Sale of Common stock	-	-	35,000
Cash Flows Provided by Financing Activities	571	(59,429)	432,500

Net Increase in Cash and Cash Equivalents	(58,784)	(8,261)	4,640

Cash and Cash Equivalents - Beginning	50,856	333	(4,307)

Cash and Cash Equivalents - Ending	$(7,928)	$(7,928)	$333

See accompanying notes to financial statements.

EarthBlock Technologies, Inc. and Subsidiary
NOTES TO FINANCIAL STATEMENTS
September 30, 2007

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
September 30, 2007

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
Septemebr 30, 2007

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

Income Taxes:

The Company accounts for income taxes under a method, which requires a company to recognize deferred tax assets and liabilities for the expected future tax consequences of

EarthBlock Technologies, Inc. and Subsidiary
NOTES TO FINANCIAL STATEMENTS
September 30, 2007

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

events that have been recognized in a company’s financial statements or tax returns.  Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statements carrying amounts and tax basis of assets and liabilities using enacted tax rates.  The Company presently prepares its tax return on the cash basis and its financial statements on the accrual basis.  No deferred tax assets or liabilities have been recognized at this time, since the Company has shown losses for both tax and financial reporting.  The Company’s net operating loss carry forward at September 30, 2007 is approximately $3,030,000.

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

NOTE 2 – NOTES PAYABLE

Terra Block Consolidated, Inc.’s Notes Payable:

On October 15, 2002 the Company entered into a loan agreement with an individual to borrow $15,000.  The terms of the agreement called for the principal sum of $15,000 to be paid on or before November 15, 2002 and an additional interest amount of $15,000 to be paid on April 15, 2003.  The note is unsecured.  A payment of $7,500 was made on February 3, 2004. The Company is in default under this agreement. The lender has not made formal demand for payment to date. The balance due on this note at September 30, 2007 and December 31, 2006 was $7,500 plus accrued interest.

On October 21, 2002 the Company entered into a loan agreement with an individual to borrow $10,000.  The terms of the agreement called for the principal sum of $10,000 to be paid within 45 days, and an additional interest amount of $10,000 to be paid within 180 days.  The note is unsecured.  A payment of $5,000 was made on February 3, 2004.  The Company is in default under this agreement. The lender has not made formal demand for payment to date. The balance due on this note at September 30, 2007 and December 31, 2006 was $5,000 plus accrued interest.

EarthBlock Technologies, Inc. and Subsidiary
NOTES TO FINANCIAL STATEMENTS
Septemebr 30, 2007

NOTE 2 – NOTES PAYABLE – CONTINUED

On December 19, 2002 the Company entered into a loan agreement with an individual to borrow $10,000.  The terms of the agreement called for the principal sum of $10,000 to be paid on or before April 15, 2003 plus interest of $2,000.  In the event that the principal has not been repaid by April 30, 2003, additional interest is owed equal to $200 per month thereafter. In addition 10,000 shares of common stock will be delivered as additional consideration.  The note is unsecured.  In addition to the issue of common stock, a payment of $5,000 was made on February 3, 2004.  The Company is in default under this agreement. The lender has not made formal demand for payment to date. The balance due on this note at September 30, 2007 and December 31, 2006 was $5,000 plus accrued interest.

On December 19, 2002 the Company entered into a loan agreement with an individual to borrow $10,000.  The terms of the agreement called for the principal sum of $10,000 to be paid on or before April 15, 2003 plus interest of $2,000.  In the event that the principal has not been repaid by April 30, 2003, additional interest is owed equal to $200 per month thereafter. In addition 10,000 shares of common stock will be delivered as additional consideration.  The note is unsecured.  In addition to the issue of common stock, a payment of $5,000 was made on February 3, 2004.  The Company is in default under this agreement. The lender has not made formal demand for payment to date. The balance due on this note at September 30, 2007 and December 31, 2006 was $5,000 plus accrued interest.

On December 20, 2002 the Company entered into a loan agreement with an individual to borrow $10,000.  The terms of the agreement called for the principal sum of $10,000 to be paid on or before March 20, 2003 plus interest of $2,000.  The note is unsecured.  A payment of $5,000 was made on February 3, 2004.  The Company is in default under this agreement. The lender has not made formal demand for payment to date. The balance due on this note at September 30, 2007 and December 31, 2006 was $5,000 plus accrued interest.

On December 23, 2002 the Company entered into a loan agreement with an individual to borrow $5,000.  The terms of the agreement called for the principal sum of $5,000 to be paid on or before April 23, 2003 plus interest of $1,000.  The note is unsecured.  A payment of $2,500 was made on February 3, 2004.  The Company is in default under this agreement. The lender has not made formal demand for payment to date. The balance due on this note at September 30, 2007 and December 31, 2006 was $2,500 plus accrued interest.

On January 15, 2003 the Company entered into a loan agreement with an individual to borrow $20,000.  The terms of the agreement called for the principal sum of $20,000 to be paid on or before April 30, 2003 plus interest of $4,000.   In the event that the

EarthBlock Technologies, Inc. and Subsidiary
NOTES TO FINANCIAL STATEMENTS
September 30, 2007

NOTE 2 – NOTES PAYABLE – CONTINUED

principal has not been repaid by April 30, 2003, additional interest is owed equal to $400 per month thereafter.  In addition 20,000 shares of common stock will be delivered as additional consideration. The note is unsecured.  In addition to the issue of common stock, a payment of $10,000 was made on February 3, 2004.  The Company is in default under this agreement. The lender has not made formal demand for payment to date.  The balance on this note at September 30, 2007 and December 31, 2006 was $10,000 plus accrued interest.

On March 14, 2003 the Company entered into a loan agreement with an individual to borrow $10,000.  The terms of the agreement called for the principal sum of $10,000 to be paid on or before July 14, 2003 plus interest of $2,000.  The note is unsecured.  A payment of $5,000 was made on February 3, 2004.  The Company is in default under this agreement. The lender has not made formal demand for payment to date. The balance due on this note at September 30, 2007 and December 31, 2006 was $5,000 plus accrued interest.

EarthBlock Technologies, Inc.’s Notes Payable:

On October 6, 2003 the Company entered into a loan agreement with an individual to borrow $20,000 at 10% interest due October 6, 2004.  In addition 50,000 shares of common stock will be delivered as additional consideration. The note is unsecured. The Company has issued the common stock required under this agreement.  The balance on this note at September 30, 2007 and December 31, 2006 was $20,000 plus accrued interest.

On October 6, 2003 the Company entered into a loan agreement with an investment consortium to borrow $12,500 at 10% interest due October 6, 2004.  In addition 200,000 shares of common stock will be delivered as additional consideration. The note is unsecured. The Company has issued the common stock required under this agreement.  The balance on this note at September 30, 2007 and December 31, 2006 was $0 and $12,500 plus accrued interest, respectively.

On October 6, 2003 the Company entered into a loan agreement with an individual to borrow $12,500 at 10% interest due October 6, 2004. The note is unsecured.  The balance on this note at September 30, 2007 and December 31, 2006 was $0 and $12,500 plus accrued interest, respectively.

On April 30, 2004 the Company entered into a loan agreement with an Investment Company to borrow $100,000 at 10% interest due December 31, 2004. The note is unsecured.  The balance on this note at September 30, 2007 and December 31, 2006 was $100,000 plus accrued interest.

EarthBlock Technologies, Inc. and Subsidiary
NOTES TO FINANCIAL STATEMENTS
September 30, 2007

NOTE 2 – NOTES PAYABLE – CONTINUED

On July 13, 2004 the Company entered into a loan agreement with an Investment Company to borrow $20,000 at 10% interest due January 15, 2005. The note is unsecured.  The balance on this note at September 30, 2007 and December 31, 2006 was $0 and $20,000 plus accrued interest, respectively.

On August 23, 2005 the Company entered into a loan agreement with an individual to borrow $35,000 at 12% interest due February 23, 2006.  The note is unsecured.  The balance on this note at September 30, 2007 and December 31, 2006 was $35,000 plus accrued interest.

On August 23, 2005 the Company entered into a loan agreement with an Investment Company to borrow $15,000 at 12% interest due February 23, 2006.  The note is unsecured.  The balance on this note at September 30, 2007 and December 31, 2007 was $15,000 plus accrued interest.

On June 29, 2006, the Company entered into a loan agreement with an individual to borrow $209,000 at 12% interest due June 29, 2007.  The note is unsecured.  The balance on this note at September 30, 2007 and December 31, 2006 was $185,000 and $209,000 plus accrued interest, respectively.

On July 5, 2006, the Company entered into a loan agreement with an individual to borrow $24,000 at 12% interest due July 5, 2007.  The note is unsecured.  The balance on this note at September 30, 2007 and December 31, 2006 was $0 and $24,000 plus accrued interest, respectively.

On July 20, 2006, the Company entered into a loan agreement with an individual to borrow $7,000 at 12% interest due July 20, 2007.  The note is unsecured.  The balance on this note at September 30, 2007 and December 31, 2006 was $5,000 and $7,000 accrued interest, respectively.

On August 4 2006, the Company entered into a loan agreement with an individual to borrow $22,500 at 12% interest due August 4, 2007.  The note is unsecured.  The balance on this note at September 30, 2007 and December 31, 2006 was $0 and $22,500 plus accrued interest, respectively.

On August 17, 2006, the Company entered into a loan agreement with an individual to borrow $15,000 at 12% interest due August 17, 2007.  The note is unsecured.  The balance on this note at September 30, 2007 and December 31, 2006 was $0 and $15,000 plus accrued interest, respectively.

EarthBlock Technologies, Inc. and Subsidiary
NOTES TO FINANCIAL STATEMENTS
September 30, 2007

NOTE 2 – NOTES PAYABLE – CONTINUED

On May 4, 2007, the Company entered into a loan agreement with an investment company to borrow $60,000 at 12% interest due May 4, 2008.  The note is unsecured.  The balance on this note at September 30, 2007 and December 31, 2006 was $60,000 and $0 plus accrued interest, respectively.

All notes except those dated May 4, 2007 or later  are in default, payment was not made on notes stated due dates.  The Company has not received any notices of default.

NOTE 3 – STOCKHOLDERS’ EQUITY

Preferred Stock

At September 30, 2007 and December 31, 2006, the Company had 10,000,000 shares authorized of convertible preferred stock with a par value of $0.001 per share.  Additional terms and conditions of the stock are to be set by the board of directors of the Company at the time of issue.  On February 7, 2006, the Company established a Series A Preferred stock, consisting of two shares authorized and outstanding.  The shares have no dividend rights, no liquidating preference, no conversion rights and no redemption rights.  However, the two shares voting in aggregate, to vote on all shareholder matters equal to 60% of the total common share voting. There were 2 shares outstanding at June 30, 2007 December 31, 2006 respectively.

Common Stock

At December 31, 2006 the Company had 100,000,000 shares authorized common stock with a par value of $0.001 per share.  On June 21, 2007, the Company increased the authorized shares to 2,000,000,000 shares with a par value of $0.001 per share.  There were 101,965,018 and 92,465,018 shares outstanding at September 30, 2007 and December 31, 2006 respectively.

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
September 30, 2007

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

NOTE 4 – COMMITMENTS

The Company rents its present shared office space on a month to month basis. The Company expects to continue on that basis in 2006.  Rent expense through September 30, 2007 and December 31, 2006 was $6,182 and $13,776 respectively.

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

EarthBlock Technologies, Inc. and Subsidiary
NOTES TO FINANCIAL STATEMENTS
September 30, 2007

NOTE 6 – RELATED PARTIES

The Company owed its officers who are also shareholders $587,387 and $609,655 in accrued wages at September 30, 2007 and December 31, 2006 respectively.  There are no other amounts due to or from these shareholder officers.

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

November 15, 2007
EARTHBLOCK TECHNOLOGIES, INC. BY: /s/ Gregory A. Pitner Gregory A. Pitner CEO and Chairman