Form 10KSB
period 2007-12-31
EARTHBLOCK TECHNOLOGIES, INC.
filed 2008-05-22
CIK 1103719

UNITED STATES
SECURITES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☑  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For Fiscal Year Ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Revenues for year ended December 31, 2007: $402,900.  Aggregate market value of the voting common stock held by non-affiliates of the registrant as of  May 20, 2008 was: $97,451.  Number of shares of the registrant’s common stock outstanding as of  May 20, 2008 was 101,965,018. Number of shares of registrant’s preferred stock outstanding as of  May 20, 2008 was two (2).

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

●	the cyclical nature of our business

●	national and regional economic conditions in the U.S. and other countries in which we operate

●	currency fluctuations

●	seasonality of our operations

●	levels of construction spending in major markets

●	supply/demand structure of our industry

●	competition from new or existing competitors

●	unfavorable weather conditions during peak construction periods

●	changes in and implementation of environmental and other governmental regulations

●	our ability to successfully identify, complete and efficiently integrate acquisitions

●	our ability to successfully penetrate new markets availability of raw materials and/or supplies

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

The Company uses these blocks to build structures that have the following characteristics:

●	The raw material - dirt - is readily available at the job site.

●	No expensive additives required

●	Skilled labor is not required for construction. Blocks are simply plumbed and stacked which reduces labor cost significantly.

●	Excellent thermal performance, reducing heating and cooling costs.

●	Low maintenance.

●	Long lasting and durable.

●	Non-toxic- materials are completely natural and don't out-gas toxic chemicals.

●	Sound resistant

●	Fire resistant - earthen walls don't burn.

●	Insect resistant - the walls are solid and very dense, discouraging insects.

●	Very strong - highly resistant to extreme wind conditions as found in hurricanes and tornadoes.

●	The monolithic walls and bond beam create a structure very resistant to earthquakes.

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

The Company’s long-term viability as a going concern is dependent on certain key factors, as follows:

●	The Company’s ability to obtain adequate sources of outside financing.

●	The Company’s ability to ultimately achieve adequate profitability and cash flows necessary to sustain continuing operations.

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

EMPLOYEES

As of  May 20, 2008, EarthBlock has 2 full-time employees and 0 part-time employees, including executive officers, non- executive officers, secretarial and clerical personnel and field personnel. EarthBlock also retains independent consultants and administrative assistance on a limited basis and expects to continue to do so in the future.

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

      ITEM 3. LEGAL PROCEEDINGS

On February 5, 2008, a default judgment was entered against EarthBlock for breaching a construction contract for a total of $527,664.75 and shall bear interest at the rate of 7.25% per annum until judgment is paid.

      ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

      ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of December 31, 2007, EarthBlock had 101,965,018 shares of common stock outstanding and had approximately 170 stockholders of record.

The bid price of our common stock was $0.0014 per share on  May 20, 2008.

OUR TRANSFER AGENT AS OF MAY 20, 2008 IS:

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

The Company’s long-term viability as a going concern is dependent on certain key factors, as follows:

●	The Company's ability to obtain adequate sources of outside financing. There are currently no commitments or other known sources for this financing.

●	The Company’s ability to ultimately achieve adequate profitability and cash flows to sustain continuing operations.

RESULTS OF OPERATIONS

During fiscal 2007, the Company had total revenues of $402,900.

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

The Company’s long-term viability as a going concern is dependent on certain key factors, as follows:

●	The Company’s ability to obtain adequate sources of outside financing to support near term operations and to allow the Company to continue forward with current strategic plans.

●	The Company’s ability to implement its operating business plan.

●	The Company’s ability to ultimately achieve adequate profitability and cash flows to sustain continuing operations.

2008 OUTLOOK

During 2008 The Company is planning on expanding development in its housing construction business segments:

●	Housing Development and Construction: The Company is working toward developments both domestically and abroad to capitalize on its unique construction and building system.

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

DIRECTORS AND EXECUTIVE OFFICERS

Set forth below are the names, ages, and positions of the executive officers and directors of the Company

Name	Age	Position(s) with Company
Gregory A. Pitner	44	Chairman, President and CEO
James E. Hines	51	CFO, Vice-President and Director
Gary S. Barker	51	Director

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

 ITEM 10. EXECUTIVE COMPENSATION

Name and Post	Year	Annual Comp Salary (1)	Annual Comp Bonus ($)	Annual Comp Other	LT Comp Rest Stock	LT Comp Options	LTIP Payouts	All Other (1)
Gregory A	2005	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Pitner	2006	$60,000	-0-	-0-	-0-	-0-	-0-	-0-
President	2007	-0-	-0-	-0-	-0-	-0-	-0-	-0-
James E	2005	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Hines	2006	$60,000	-0-	-0-	-0-	-0-	-0-	-0-
Vice President	2007	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of  May 12, 2008, regarding the ownership of the Company’s Common Stock by each shareholder known by the Company to be the beneficial owner of more than five percent (5%) of its outstanding shares of Common Stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the share of Common Stock beneficially owned.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Owner	Percent of Class
Gregory A. Pitner (1)	Common	2,955,702	2.9%
James E. Hines (1)	Common	2,955,702	2.9%
All Executive Officers and Directors as a Group (Two (2) persons)	Common	5,911,404	5.8%
C & M Capital, Ltd.	Common	6,000,000	5.9%
Prendiville Revocable Trust	Common	13,446,000	13.2%
Capital Consortium Anstalt	Common	7,000,000	6.9%

(1)	The address for each of the above is c/o EarthBlock Technologies, Inc. 2637 Erie Avenue, Suite 207 Cincinnati, OH 45208.

      ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

At December 31, 2007 the Company had a note payable to Dorothy L. Pitner, a shareholder of EarthBlock Technologies, Inc. and mother of Gregory A. Pitner in the amount of $5,000.

At December 31, 2007 the Company had a note payable to Barker, Brown Investments, LLC. in the amount of $20,000. Gary S. Barker, a Director of EarthBlock Technologies, Inc. is an affiliate of Barker, Brown Investments.

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

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the undersigned has duly caused this Form 10-KSB to be signed on its behalf by the undersigned, there unto duly authorized, in the City of Cincinnati, Ohio, on  May 22, 2008.

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

May 22, 2008 May 22, 2008
EARTHBLOCK TECHNOLOGIES, INC.

BY: /S/ Gregory A. Pitner
——————————————
Gregory A. Pitner
President,
CEO and Chairman

BY: /S/ James E. Hines
——————————————
James E. Hines
Vice-President,
CFO and Director

EARTHBLOCK TECHNOLOGIES, INC.
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

-i-

Pollard-Kelley Auditing Services, Inc
Auditing Services
4500 Rockside Road, Suite 450,
Independence, OH 44131
330-864-2265
Report of Independent Registered Public Accounting Firm

EarthBlock Technologies, Inc. and Subsidiary

Cincinnati, Ohio

We have audited the accompanying balance sheets of EarthBlock Technologies and Subsidiary, as of December 31, 2007 and 2006, and the related statements of income, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2007 and 2006, and the results of its operations and it cash flows for each of the two years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting standards.

Pollard-Kelley Auditing Services, Inc.

/S/ Pollard-Kelley Auditing Services, Inc.
Independence, Ohio
May 20, 2008

EarthBlock Technologies, Inc and Subsidiary
CONSOLIDATED BALANCE SHEET
December 31, 2007 and 2006

	2007	2006
ASSETS

Current Assets
Cash and cash equivalents	$-	$333
Inventory	36,272	180,000
Total Current Assets	36,272	180,333

Fixed Assets
Computers	9,402	9,402
Less: Accumulated depreciation	(6,187)	(4,428)
	3,215	4,974

Total Assets	$39,487	$185,307

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Bank overdrafts	$7,799	$-
Notes payable	450,600	537,500
Accounts payable	148,970	130,653
Judgement liability	527,665	-
Accrued salaries	585,955	609,655
Accrued payroll taxes	12,644	12,644
Accrued interest	182,992	134,374
Total Current Liabilities	1,916,625	1,424,826

Stockholders' Equity
Preferred stock	-	-
Common stock	101,465	92,465
Additional contributed capital	1,754,358	1,698,358
Deficit accumulated during the
development stage	(3,732,961)	(3,030,342)
Subscriptions receivable	-	-
	(1,877,138)	(1,239,519)

Total Liabilities and Stockholders' Equity	$39,487	$185,307

See accompanying notes to financial statements.

EarthBlock Technologies, Inc and Subsidiary
CONSOLIDATED STATEMENT OF OPERATIONS
For the Years Ending December 31, 2007 and 2006

	Year to	Year to
	Date	Date
	2007	2006

Revenues	$402,900	$-

Cost of Sales
Direct cost of sales	412,524	156,931
Gross Profit	(9,624)	(156,931)

Expenses
Office	13,054	21,179
Depreciation	1,759	1,759
Interest	71,177	45,699
Licensor expenses	-	-
Professional fees	61,965	766,875
Rent	6,307	13,776
Salaries	-	420,008
Travel	11,068	21,695
	165,330	1,290,991
Loss From Operations	(174,954)
Other Income and Expense
Judgement	527,665	-
Net Loss	$(702,619)	$(1,447,922)

Loss per share	$(0.01)	$(0.02)

Average shares outstanding	99,176,268	70,313,237

See accompanying notes to financial statements.

EarthBlock Technologies, Inc and Subsidiary
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Years Ending December 31, 2007 and 2006

					Additional
	Preferred Stock		Common Stock		Contributed	Retained
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance December 31, 2005	-	$-	49,815,018	$49,815	$380,008	$(1,582,420)	$(1,152,597)
Share sales	-	-	7,000,000	7,000	28,000	-	35,000
Shares for services	2	-	24,250,000	24,250	839,750	-	864,000
Shares issued inconnection
with certain Notes payable	-	-	11,400,000	11,400	330,600	-	342,000
Sale and experation of
warrants	-	-	-	-	120,000	-	120,000
Net Loss	-	-	-	-	-	(1,447,922)	(1,447,922)
Balance December 31, 2006	2	-	92,465,018	92,465	1,698,358	(3,030,342)	(1,239,519)
Shares for services	-	-	9,500,000	9,000	56,000	-	65,000
Net loss	-	-	-	-	-	(702,619)	(702,619)
Balance December 31, 2007	2	$-	101,965,018	$101,465	$1,754,358	$(3,732,961)	$(1,877,138)

See accompanying notes to financial statements.

EarthBlock Technologies, Inc and Subsidiary
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Years Ending December 31, 2007 and 2006

	Year to	Year to
	Date	Date
	2007	2006
Cash Flows from Operating Activities
Net Loss	$(702,619)	$(1,447,922)
Adjustments to reconcile net loss to net
cash provided by operating activities
Depreciation and amortization	1,759	1,759
Stock for services	65,000	1,206,000
(Increase) in Inventory	143,728	(180,000)
Increase in Accounts payable	18,317	27,745
Increase in Judgement liability	527,665
Increase in Accrued salaries	(23,700)	(93,785)
Increase in Payroll taxes	-	12,644
Increase in Accrued interest	48,618	45,699
Net Cash (Used) by Operating Activities	78,768	(427,860)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Increase in Notes payable	47,500	277,500
Payments on Notes payable	(134,400)	-
Sale of Warrants	-	120,000
Sale of Common stock	-	35,000
Cash Flows Provided by Financing Activities	(86,900)	432,500

Net Increase in Cash and Cash Equivalents	(8,132)	4,640

Cash and Cash Equivalents - Beginning	333	(4,307)

Cash and Cash Equivalents - Ending	$(7,799)	$333

See accompanying notes to financial statements.

EarthBlock Technologies, Inc. and Subsidiary
NOTES TO FINANCIAL STATEMENTS
December 31, 2007

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
December 31, 2007

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

On February 11, 2005, the Company changed its name to EarthBlock Technologies, Inc.

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
December 31, 2007

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

EarthBlock Technologies, Inc. and Subsidiary
 NOTES TO FINANCIAL STATEMENTS
December 31, 2007

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Income Taxes:

The Company accounts for income taxes under a method, which requires a company to recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in a company’s financial statements or tax returns.  Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statements carrying amounts and tax basis of assets and liabilities using enacted tax rates.  The Company presently prepares its tax return on the cash basis and its financial statements on the accrual basis.  No deferred tax assets or liabilities have been recognized at this time, since the Company has shown losses for both tax and financial reporting.  The Company’s net operating loss carry forward at December 31, 2007 is approximately $3,230,000.

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

NOTE 2 – NOTES PAYABLE

Terra Block Consolidated, Inc.’s Notes Payable:

On October 15, 2002 the Company entered into a loan agreement with an individual to borrow $15,000.  The terms of the agreement called for the principal sum of $15,000 to be paid on or before November 15, 2002 and an additional interest amount of $15,000 to be paid on April 15, 2003.  The note is unsecured.  A payment of $7,500 was made on February 3, 2004. The Company is in default under this agreement. The lender has not made formal demand for payment to date. The balance due on this note at December 31, 2007 and December 31, 2006 was $7,500 plus accrued interest.

On October 21, 2002 the Company entered into a loan agreement with an individual to borrow $10,000.  The terms of the agreement called for the principal sum of $10,000 to be paid within 45 days, and an additional interest amount of $10,000 to be paid within 180 days.  The note is unsecured.  A payment of $5,000 was made on February 3, 2004.  The Company is in default under this agreement. The lender has not made formal demand for payment to date. The balance due on this note at December 31, 2007 and December 31, 2006 was $5,000 plus accrued interest.

EarthBlock Technologies, Inc. and Subsidiary
NOTES TO FINANCIAL STATEMENTS
December 31, 2007

NOTE 2 – NOTES PAYABLE – CONTINUED

On December 19, 2002 the Company entered into a loan agreement with an individual to borrow $10,000.  The terms of the agreement called for the principal sum of $10,000 to be paid on or before April 15, 2003 plus interest of $2,000.  In the event that the principal has not been repaid by April 30, 2003, additional interest is owed equal to $200 per month thereafter. In addition 10,000 shares of common stock will be delivered as additional consideration.  The note is unsecured.  In addition to the issue of common stock, a payment of $5,000 was made on February 3, 2004.  The Company is in default under this agreement. The lender has not made formal demand for payment to date. The balance due on this note at December 31, 2007 and December 31, 2006 was $5,000 plus accrued interest.

On December 19, 2002 the Company entered into a loan agreement with an individual to borrow $10,000.  The terms of the agreement called for the principal sum of $10,000 to be paid on or before April 15, 2003 plus interest of $2,000.  In the event that the principal has not been repaid by April 30, 2003, additional interest is owed equal to $200 per month thereafter. In addition 10,000 shares of common stock will be delivered as additional consideration.  The note is unsecured.  In addition to the issue of common stock, a payment of $5,000 was made on February 3, 2004.  The Company is in default under this agreement. The lender has not made formal demand for payment to date. The balance due on this note at December 31, 2007 and December 31, 2006 was $5,000 plus accrued interest.

On December 20, 2002 the Company entered into a loan agreement with an individual to borrow $10,000.  The terms of the agreement called for the principal sum of $10,000 to be paid on or before March 20, 2003 plus interest of $2,000.  The note is unsecured.  A payment of $5,000 was made on February 3, 2004.  The Company is in default under this agreement. The lender has not made formal demand for payment to date. The balance due on this note at December 31, 2007 and December 31, 2006 was $5,000 plus accrued interest.

On December 23, 2002 the Company entered into a loan agreement with an individual to borrow $5,000.  The terms of the agreement called for the principal sum of $5,000 to be paid on or before April 23, 2003 plus interest of $1,000.  The note is unsecured.  A payment of $2,500 was made on February 3, 2004.  The Company is in default under this agreement. The lender has not made formal demand for payment to date. The balance due on this note at December 31, 2007 and December 31, 2006 was $2,500 plus accrued interest.

On January 15, 2003 the Company entered into a loan agreement with an individual to borrow $20,000.  The terms of the agreement called for the principal sum of $20,000 to be paid on or before April 30, 2003 plus interest of $4,000.   In the event that the principal has not been repaid by April 30, 2003, additional interest is owed equal to $400 per month thereafter.  In addition 20,000 shares of common stock will be delivered as additional consideration. The note is unsecured.  In addition to the issue of common stock, a payment of $10,000 was made on February 3, 2004.  The Company is in default under this agreement. The lender has not made formal demand for payment to date.  The balance on this note at December 31, 2007 and December 31, 2006 was $10,000 plus accrued interest.

EarthBlock Technologies, Inc. and Subsidiary
NOTES TO FINANCIAL STATEMENTS
December 31, 2007

NOTE 2 – NOTES PAYABLE – CONTINUED

On March 14, 2003 the Company entered into a loan agreement with an individual to borrow $10,000.  The terms of the agreement called for the principal sum of $10,000 to be paid on or before July 14, 2003 plus interest of $2,000.  The note is unsecured.  A payment of $5,000 was made on February 3, 2004.  The Company is in default under this agreement. The lender has not made formal demand for payment to date. The balance due on this note at December 31, 2007 and December 31, 2006 was $5,000 plus accrued interest.

EarthBlock Technologies, Inc.’s Notes Payable:

On October 6, 2003 the Company entered into a loan agreement with an individual to borrow $20,000 at 10% interest due October 6, 2004.  In addition 50,000 shares of common stock will be delivered as additional consideration. The note is unsecured. The Company has issued the common stock required under this agreement.  The balance on this note at December 31, 2007 and December 31, 2006 was $7,500 plus accrued interest.

On October 6, 2003 the Company entered into a loan agreement with an investment consortium to borrow $12,500 at 10% interest due October 6, 2004.  In addition 200,000 shares of common stock will be delivered as additional consideration. The note is unsecured. The Company has issued the common stock required under this agreement.  The balance on this note at December 31, 2007 and December 31, 2006 was $0 and $12,500 plus accrued interest, respectively.

On October 6, 2003 the Company entered into a loan agreement with an individual to borrow $12,500 at 10% interest due October 6, 2004. The note is unsecured.  The balance on this note at December 31, 2007 and December 31, 2006 was $0 and $12,500 plus accrued interest, respectively.

On April 30, 2004 the Company entered into a loan agreement with an Investment Company to borrow $100,000 at 10% interest due December 31, 2004. The note is unsecured.  The balance on this note at December 31, 2007 and December 31, 2006 was $100,000 plus accrued interest.

EarthBlock Technologies, Inc. and Subsidiary
NOTES TO FINANCIAL STATEMENTS
December 31, 2007

NOTE 2 – NOTES PAYABLE – CONTINUED

On July 13, 2004 the Company entered into a loan agreement with an Investment Company to borrow $20,000 at 10% interest due January 15, 2005. The note is unsecured.  The balance on this note at December 31, 2007 and December 31, 2006 was $20,000 plus accrued interest.

On August 23, 2005 the Company entered into a loan agreement with an individual to borrow $35,000 at 12% interest due February 23, 2006.  The note is unsecured.  The balance on this note at December 31, 2007 and December 31, 2006 was $47,500 and $35,000 plus accrued interest, respectively.  This note was refunded in 2007 for $47,500.

On August 23, 2005 the Company entered into a loan agreement with an Investment Company to borrow $15,000 at 12% interest due February 23, 2006.  The note is unsecured.  The balance on this note at December 31, 2007 and December 31, 2006 was $15,000 plus accrued interest.

On June 29, 2006, the Company entered into a loan agreement with an individual to borrow $209,000 at 12% interest due June 29, 2007.  The note is unsecured.  The balance on this note at December 31, 2007 and December 31, 2006 was $187,500 and $209,000 plus accrued interest, respectively.

On July 5, 2006, the Company entered into a loan agreement with an individual to borrow $24,000 at 12% interest due July 5, 2007.  The note is unsecured.  The balance on this note at December 31, 2007 and December 31, 2006 was $0 and $24,000 plus accrued interest, respectively.

On July 20, 2006, the Company entered into a loan agreement with an individual to borrow $7,000 at 12% interest due July 20, 2007.  The note is unsecured.  The balance on this note at December 31, 2007 and December 31, 2006 was $5,000 and $7,000 accrued interest, respectively.

On August 4 2006, the Company entered into a loan agreement with an individual to borrow $22,500 at 12% interest due August 4, 2007.  The note is unsecured.  The balance on this note at December 31, 2007 and December 31, 2006 was $22,500 plus accrued interest.

On August 17, 2006, the Company entered into a loan agreement with an individual to borrow $15,000 at 12% interest due August 17, 2007.  The note is unsecured.  The balance on this note at December 31, 2007 and December 31, 2006 was $0 and $15,000 plus accrued interest, respectively.

EarthBlock Technologies, Inc. and Subsidiary
NOTES TO FINANCIAL STATEMENTS
December 31, 2007

NOTE 2 – NOTES PAYABLE – CONTINUED

All notes are in default, payment was not made on notes stated due dates.  The Company has not received any notices of default.

NOTE 3 – STOCKHOLDERS’ EQUITY

Preferred Stock

At December 31, 2007 and December 31, 2006, the Company had 10,000,000 shares authorized of convertible preferred stock with a par value of $0.001 per share.  Additional terms and conditions of the stock are to be set by the board of directors of the Company at the time of issue.  On February 7, 2006, the Company established a Series A Preferred stock, consisting of two shares authorized and outstanding.  The shares have no dividend rights, no liquidating preference, no conversion rights and no redemption rights.  However, the two shares voting in aggregate, to vote on all shareholder matters equal to 60% of the total common share voting. There were 2 shares outstanding at December 31, 2007 December 31, 2006 respectively.

Common Stock

At December 31, 2006 the Company had 100,000,000 shares authorized common stock with a par value of $0.001 per share.  On June 21, 2007, the Company increased the authorized shares to 2,000,000,000 shares with a par value of $0.001 per share.  There were 101,965,018 and 92,465,018 shares outstanding at December 31, 2007 and December 31, 2006 respectively.

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
NOTES TO FINANCIAL STATEMENTS
December 31, 2007

NOTE 3 – STOCKHOLDERS’ EQUITY – CONTINUED

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

NOTE 4 – COMMITMENTS

The Company rents its present shared office space on a month to month basis. The Company expects to continue on that basis in 2006.  Rent expense through December 31, 2007 and December 31, 2006 was $6,307 and $13,776 respectively.

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

NOTE 6 – RELATED PARTIES

The Company owed its officers who are also shareholders $585,955 and $609,655 in accrued wages at December 31, 2007 and December 31, 2006 respectively.  There are no other amounts due to or from these shareholder officers.

EarthBlock Technologies, Inc. and Subsidiary
NOTES TO FINANCIAL STATEMENTS
December 31, 2007

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

NOTE 8 – SUBSQUENT EVENTS

On January 31, 2008, the Company received a default judgment against it for $527,665.  The judgment was the result of a lawsuit filed in connection with one of the homes the company built in 2007.  The Company was not able to defend the suite due to a lack of funds.  This judgment has been recorded as of December 31, 2007 in the statements attached.